Form 10-K
period 1993-12-31
NATIONAL EDUCATION CORP
filed 1994-03-28
CIK 277821

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1993

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER: 1-6981

                         NATIONAL EDUCATION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   95-2774428
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

               18400 VON KARMAN AVENUE, IRVINE, CALIFORNIA   92715
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 474-9400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
        ------------------------------------------   ------------------------------------------
                      Common Stock,                           New York Stock Exchange
                      $.01 par value                           Pacific Stock Exchange

             6 1/2% Convertible Subordinated                  New York Stock Exchange
                   Debentures Due 2011                         Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 11, 1994 was $176,880,719.

     The number of shares of registrant's common stock outstanding as of March 11, 1994 was 29,485,004.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1993. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS.

                 GENERAL DEVELOPMENT OF THE COMPANY'S BUSINESS

         National Education Corporation (the "Company") provides training and education to individuals, businesses and governments. The Company was originally incorporated in California in 1954 and reincorporated in Delaware in 1972. Its business is conducted through four operating entities: ICS Learning Systems, Inc. ("ICS"), Steck-Vaughn Publishing Corporation ("Steck-Vaughn"), National Education Centers, Inc. ("Education Centers") and National Education Training Group, Inc. ("NETG").

         During 1993, the Company took substantive measures to turn around the operations at NETG and Education Centers. As a result, the Company's operating performance improved in the fourth quarter of 1993 as compared to the fourth quarter of 1992. This improvement reflects the substantial investments the Company made in product development and marketing at NETG. Overall for 1993, the Company reported a net loss of $9.6 million, compared to net income of $515,000 in 1992. The 1993 loss includes a third quarter $32.9 million pretax write-off for the closure of 14 schools at Education Centers, as well as a write-down of certain intangible assets at NETG. The loss was partially offset by a one-time gain of $21.3 million on the initial public offering of Steck-Vaughn shares.

         In 1993, ICS achieved a 12.2% increase in revenues and a 13.8% increase in operating income. These results are directly related to a 28,692, or 10.1%, increase in enrollments resulting partially from an expanded telesales operation that improved the conversion of prospective students into enrollments, additional advertising spending and new product introductions. ICS' computer and related training is the company's fastest growing product line and has achieved compound annual growth since 1988 of over 30% in revenue and enrollments. ICS has a total of 14 courses that include an IBM compatible computer as part of a total training package. Also during 1993, ICS introduced the following five new courses: Home Inspector, Real Estate Appraiser, Medical Transcriptionist, Child Psychology and DeskTop Publishing and Design.

         Based on statistics compiled by the National Home Study Council ("NHSC"), the United States Department of Education recognized accrediting body for independent study schools, ICS continues as the industry leader in generating new enrollments. During 1993, more than 35,000 students enrolled in ICS' high school diploma program and more than 27,000 students enrolled in ICS' eleven two-year associate degree programs in business and technology. An additional 250,000 students worldwide pursued courses in other ICS career and hobby-related areas.

         ICS acquired the Industrial Print business unit from sister subsidiary NETG in 1993. This unit was combined with the English Language Institute, which was acquired in 1992 and renamed ICS Learning Systems, Business and Industrial Training Division. Through renewed marketing efforts, including an expanded sales force and a streamlined course catalog and database marketing system, this unit markets over 1,000 individual courses and 10,000 hours of education and training. More than 2,000 businesses in America use ICS products to train their workforce.

         ICS Online, which ICS established in 1993, is an electronic campus which is featured on the fastest growing online service in the United States, America Online ("AOL"). ICS was one of the first home study schools to establish this service and currently offers the following online services through links between personal computers: ICS Library, ICS Bookstore, Electronic Bulletin Board, Online Classroom, Online Enrollment, plus the hundreds of features available on the AOL service.

         Steck-Vaughn completed an initial public offering of 2,668,000 shares of its common stock at $12.00 per share in July 1993, generating approximately $29,775,000 of net proceeds. This initial public offering represents approximately 18% of the stock of the Company's Steck-Vaughn subsidiary. The net proceeds were reduced by expenses of $1,074,000 that were incurred in connection with the initial public offering. On April 1, 1993, Steck-Vaughn declared a $19,999,000 dividend payable to the Company. The dividend and certain intercompany balances were later paid from proceeds from the offering.

         During 1993, Steck-Vaughn continued its growth with increases in revenues and operating income of 17.8% and 8.0% respectively, with revenue increases outpacing industry averages. The fastest growing segment of Steck-Vaughn was its library division, which continued to introduce a significant number of new titles in 1993. Overall growth was attributable to continued new product introductions, an expanded selling organization and intense marketing efforts.

         Steck-Vaughn maintained its aggressive product development effort and produced many new titles in all of the market areas it serves. More than 230 new products were released in 1993.

         In April 1993, Steck-Vaughn paid approximately $5.4 million to acquire THE MAGNETIC WAY(TM) product line from Creative Edge, Inc. THE MAGNETIC WAY(TM) product line, consisting of magnetic boards and overlays, can be integrated with Steck-Vaughn's print products or marketed as a stand-alone teaching tool. This innovative product line increases Steck-Vaughn's presence in the English as a Second Language market.

         Due to the rapidly expanding number of products offered, Steck-Vaughn reorganized its sales force effective January 2, 1994. During 1993, each salesperson was responsible for the whole product range, which included elementary, high school, library and adult education markets. Beginning in 1994, the sales force will be segmented into two groups. One group will focus on the elementary, junior high school and library markets, while the other group will focus on the high school and adult education markets. This reorganization will allow the two groups to focus their expertise, time and energy in a more productive way.

         Education Centers is one of the largest operators of private postsecondary schools in the United States. In 1993, it became more difficult for students at a number of locations, especially in urban areas, to obtain access to federally guaranteed student loans. Certain provisions of the Higher Education Act of 1992, as well as the recent Omnibus Budget Reconciliation Act, caused some lenders to terminate participation in federally guaranteed student loan programs. These difficulties prompted Education Centers to restructure its operations. Anticipating that decreased access to funding would result in further operating losses in some of its schools for the year ending December 31, 1993 and future years, Education Centers elected to cease new student enrollments at 15 of its 48 schools.

         Education Centers' revenues of $133.2 million decreased $23.9 million or 15.2% from revenues of $157.0 million in 1992. Operating losses before unusual items of $5.5 million compared to operating income before unusual items of $10.8 million in 1992. During the third quarter of 1993, Education Centers restructured its operations and ceased new student enrollments at 14 of its schools, while allowing existing students to complete their educational programs at the schools. As a result, Education Centers recorded an unusual charge of $23.6 million, which included a write-down of assets and estimated costs of closing 14 schools.

         In February 1993, NETG reorganized its structure to stabilize and reposition the operations for turnaround. NEC named Robert Soto as its new president and it strengthened its management team by adding new vice presidents in product development, marketing and sales. The company directed much of its effort toward developing training courses in areas that are significantly growing in demand, such as client/server computer, business process reengineering, desktop computing, and management and professional development. NETG also restructured its United States sales operations, expanded its marketing activities, and made significant expansions of product development capabilities. Additionally, the company completed the sale of its Canadian operations to a subsidiary of SHL Systemhouse Inc., who will become the distributor of NETG products in Canada.

         NETG's 1993 revenues of $68.3 million decreased $14.3 million, or 17.3% from revenues of $82.6 million in 1992. In 1993, operating losses of $26.0 million before unusual items increased $4.1 million from losses of $21.9 million in 1992. During the third quarter of 1993, NETG recorded an unusual charge of $9.2 million that resulted from the write-down of certain acquired intangible assets. The decrease in revenues and the increase in operating losses at NETG primarily resulted from a lower contract backlog at the beginning of the year and the transfer of the Industrial Print operation to ICS effective January 1, 1993. Additionally, operating losses increased due to an increase of $3.0 million in product development expenditures, or 29% over the prior year.


                  DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

         Revenues and operating income (loss) by industry segment for the past three years are as follows:

(dollars in thousands)               1993           1992         1991
NET REVENUES:
      ICS                          $101,319       $ 90,292     $ 82,071
      Steck-Vaughn                   53,156         45,124       38,044
      Education Centers             133,151        157,043      152,540
      NETG                           68,259         82,582      112,769
- -----------------------------------------------------------------------
TOTAL NET REVENUES                 $355,885       $375,041     $385,424
=======================================================================

OPERATING INCOME (LOSS):
      ICS                          $ 21,368       $ 18,780     $ 16,048
- -----------------------------------------------------------------------
      Steck-Vaughn                   13,566         12,556        8,650
- -----------------------------------------------------------------------

      Education Centers operating
         income (loss) before
         unusual items               (5,511)        10,835        9,424
      Unusual items                 (23,626)        (1,184)         --
- -----------------------------------------------------------------------
      Education Centers             (29,137)         9,651        9,424
- -----------------------------------------------------------------------

      NETG operating loss before
         unusual items              (29,950)       (21,854)      (1,760)
         Unusual items               (9,232)        (2,506)         --
- -----------------------------------------------------------------------
      NETG                          (35,182)       (24,360)      (1,760)
- -----------------------------------------------------------------------
      TOTAL SEGMENT OPERATING
        INCOME (LOSS)              $(29,385)      $ 16,627     $ 32,362
=======================================================================


         ICS Learning Systems, Inc.

         General. The company provides training and education to consumers and companies under the following names: ICS Learning Systems, English Language Institute, International Correspondence Schools, North American Correspondence Schools, and the ICS Center for Degree Studies (collectively referred to as "ICS"). ICS offers more than 50 independent study courses in the United States and more than 100 courses abroad in disciplines ranging from high school completion requirements through occupational training and associate technology degree programs in business and engineering.

         Curricula and Product Development. Curricula are carefully designed to reflect the most important trends in employment opportunities and consumer interest. New courses introduced during 1993 include Home Inspector, Real Estate Appraiser, Medical Transcriptionist, Child Psychology and DeskTop Publishing and Design. In addition, a major project to convert all existing print-based products to an electronic format continued in 1993 and was complemented by the installation of a digital data network to facilitate online editing, filing and retrieval, and transfer of products. This format also facilitates the transfer of documents directly to high technology printers in digital format, which will eventually allow ICS to reduce inventory requirements, virtually eliminate any material obsolescence, and position the company to move product electronically via any digital transfer mechanism.

         Traditionally, all independent study courses have been structured around "graded lessons" in which the student receives one section of instructional material at a time, which must be completed before proceeding to the next section. Courses are designed to be completed by the typical student in periods ranging from 12 to 24 months, depending on the course selected. A computerized student information/testing system permits students, through touch-tone telephones or voice response, to obtain immediate testing and feedback on test results. Over 90% of the 1.5 million exams graded by ICS during 1993 were graded electronically by either the information/testing system via telephone or by electronic scanner. With improved technology, the cost of grading an exam is at an all-time low while the speed of correcting an exam and turnaround to the student have never been faster. ICS utilizes a voice activated computer record access system that allows students to obtain key information from their records, 24 hours a day, without operator assistance. These services are a direct result of a published commitment to 100% customer satisfaction.

         Tuition for ICS' independent study courses ranges from approximately $400 to $2,300. Students generally pay a portion of the tuition upon enrollment and the balance on a monthly basis. ICS estimates that students complete an average of approximately 40% to 65% of lessons, depending on the course. The company's accounting treatment recognizes independent study contract revenues when cash is received, but only to the extent that such cash can be retained under existing refund policies of the National Home Study Council ("NHSC") and applicable state law. ICS is not dependent on financial aid from the federal government.

         ICS has recently established a domestic telesales department by which in-bound telephone inquiries are answered by its in-house telesales staff. These telesales professionals seek to enroll students over the telephone without needing to send the customer ICS' traditional sales literature. During the past two years, new telesales departments have been established in Canada, the United Kingdom and Australia. Telesales improved the number of prospective students converted into enrollments and, accordingly, contributed to the 10.1% increase in enrollments at ICS.

         During 1993, ICS created ICS Online, which is an electronic campus now available on America Online. Through this electronic campus, ICS offers real-time instruction, and ICS students can query their instructors, learn from other students, and discuss their lessons with each other.

         To accommodate future growth, ICS acquired a warehouse during September 1993. The warehouse consists of 82,000 square feet and is located on approximately 31 acres of land in Ransom, Pennsylvania.

         Advertising and Marketing. ICS markets its independent study courses throughout its United States and international operations utilizing direct response advertising through print, television media and direct mail marketing. Telemarketing is also used in the United States, Canada, United Kingdom, and Australia. During 1993, ICS began using its computer driven predictive dialing system in its United States-based operation to dial back automatically individuals who have previously requested information from ICS. Live operators then speak directly to the consumer about enrolling in the program. This process has improved telemarketing productivity. Also during 1993, ICS increased its handling of inbound marketing calls by establishing more inbound lines directly to the ICS Marketing Call Center.

         All of ICS' independent study courses in the United States are accredited by the NHSC. ICS also offers courses in many other English-speaking countries throughout the world. During 1993, ICS enrolled students from more than 150 different countries.

         With the 1993 transfer of NETG's Industrial Print operation to ICS, which ICS combined with the English Language Institute acquired in 1992 and renamed ICS Learning Systems, Business and Industrial Training Division, ICS intends to pursue independent study training opportunities with business and government agencies. ICS has renewed its marketing and sales efforts by expanding its sales force, streamlining its catalog and offering more courses in an effort to expand this division's customer base.

         Competition. The independent study industry is highly competitive. The company faces direct competition from United States and foreign independent study providers and indirect competition from community colleges, vocational and technical schools, two-year colleges and universities, and, to a lesser extent, governmental entities and other "distance learning" companies and schools, including electronic universities. In recent years, technological changes have increased the variety of choices available to students in selecting the type of education and the manner in which it is delivered, thereby increasing the entities with which ICS competes for student enrollment. Overall, the Company believes that ICS' competitive position is good.

         Steck-Vaughn Publishing Corporation

         General. Steck-Vaughn is one of the country's largest publishers of supplemental educational materials and offers educators a broad range of quality products that address educational needs from early childhood through adulthood. The term "supplemental materials" generally refers to softcover, curriculum-based books, workbooks and other support materials that are used in conjunction with or instead of traditional hardcover "basal" textbooks. Steck-Vaughn also publishes reference and nonfiction products for school and public libraries, as well as bookstores.

         Sales and Marketing. Steck-Vaughn markets all of its products through multiple distribution channels, including a national sales and telesales organization and has an established reputation for meeting the needs of its broad-based markets. Additionally, Steck-Vaughn has a distributor organization which services public libraries, trade outlets, and other nontraditional school markets. Steck-Vaughn has begun to establish a presence in foreign markets where English language curriculum and library products are in demand. Steck-Vaughn's customer service group emphasizes prompt and accurate delivery of published materials.

         Steck-Vaughn expanded and realigned its sales force, effective January 2, 1994, into two segments. One group will concentrate on the elementary and junior high schools and school and public libraries, and the other group will focus on the high school and adult education markets. This reorganization of what was previously a smaller group calling on all Steck-Vaughn markets will allow the two groups to focus their expertise, time and energy in a more productive way.

         Product Development. During the past three years, Steck-Vaughn has increased significantly the number of new educational materials created primarily for use in elementary and secondary schools. In 1991, Steck-Vaughn augmented its development of library titles with the addition of the Raintree product line, a highly respected library publisher in the children's library market. Steck-Vaughn has also responded to growing areas of adult education with the introduction of new publications for adult basic education and adult literacy. In 1990 and again in 1993, Steck-Vaughn was awarded the exclusive distribution rights of the Official Practice Test of the GED Testing Service of the American Council for Education.

         In April 1993, Steck-Vaughn acquired THE MAGNETIC WAY(TM) product line from Creative Edge, Inc. The product line consists of magnetized boards with metallic coated visual overlays. These products are used by teachers and students to build hands-on displays paralleling curriculum topics for social studies, language arts, reading and science. Twelve comprehensive learning packages, which sell for $200-$450 each, are currently available for use with the magnetized board which sells for approximately $85. Steck-Vaughn also introduced a lower-priced, smaller set of similar products in the fall of 1993.

         Competition. There are many companies that compete with Steck-Vaughn in the educational publishing field. No single company is dominant in the industry segments for which Steck-Vaughn publishes. Overall, the Company believes that Steck-Vaughn's competitive position is good and that growth has occurred due to new products and increased sales and market penetration.

         National Education Centers, Inc.

        General. Education Centers operates 33 postsecondary career schools in urban and suburban locations in 16 states. In addition, Education Centers is in the process of closing 15 schools, which are in various stages of teaching existing students until the schools close.

         The schools provide training for entry-level occupations in five major disciplines: Medical, Electronics, Business, Automotive, and Aviation. Most schools offer multiple curricula, but no school offers every discipline. Hands-on training using labs and some media-based delivery methodologies form the basic curriculum philosophy. Programs ranging in length from 8 to 36 months are offered to individual students as well as government agencies with a training mandate and organizations having employee training needs that are met by Education Centers' curricula.

         Curricula. The occupations for which Education Centers offers training programs include medical and dental assistants, electronics technicians, computer-aided drafters, computer programmers, commercial artists, aviation mechanics, broadcast technicians, secretaries, personal computer specialists, ophthalmic technicians, automotive mechanics and pilots, among others. Certain schools offer Bachelor degrees in Interior Design and Electronics Engineering

Technology. Tuition for the programs ranges from $4,000 to $25,000 depending on length of course and subject matter. Tuition for government and industry training engagements varies from contract to contract as a function of contract training hours.

         All courses offered by Education Centers were developed internally or with the assistance of consultants. The development process begins with the establishment of criterion-referenced learning objectives based on achieving skills-based competencies demanded by employers. These objectives drive the development of lesson plans for instructors to follow. Specific test-bank items are then prepared to ensure students master the subject matter. Education Centers has emphasized a modular, nonsequential curriculum design structure for newer programs. The modular design enables Education Centers to start students more frequently and reduce costs due to increased efficiencies.

         National focus group meetings and surveys conducted in 1993 have provided input from employers that will result in a number of initiatives, including major modifications to the electronics and allied health curricula. Also, program opportunities were identified in computerized accounting and secretarial areas. While these two curricula are not new to Education Centers' program directory, they will be considered for new development with a high-technology focus in 1994. An approach emphasizing individual product lines has been incorporated into the curriculum development and maintenance process which will better integrate the various facets of the business.

         Job Placement. Over the past three years Education Centers has placed almost 32,500 graduates in jobs. Education Centers maintains placement personnel in each school, has fully computerized its job placement tracking system, and has initiated communication and training programs to achieve its placement goals.

         To ensure fair value to its student clients, Education Centers has increased its focus from simply graduating students to placing and verifying that graduates are experiencing initial success in their positions for at least three months. Education Centers continues to monitor the overall placement rate as an indicator of progress.

         Completion. Completion is recognized as one of the critical measures of Education Centers' success. The completion rate for 1993 was 59.5%, with significantly better rates in short-term programs. Higher entrance standards, greater focus on each student's commitment at enrollment, enhanced curricula, greater focus on career development skills, better placement information, and increased involvement with placement staff are several initiatives being implemented to increase completion, as well as placement rates.

         Financial Aid. Education Centers assists its students in assessing their eligibility for financial aid and in procuring available financial aid. Federal and state financial aid represented approximately 85 percent of Education Centers' revenues and approximately 32 percent of consolidated revenues in 1993. Grant programs, principally the Pell grant, entitle certain students to receive funds for tuition and other educational expenses, based on financial need. These grants may be available to students with family incomes of less than $25,000 per year, and historically many students of Education Centers qualified for these grants.

         There is no assurance that future governmental programs providing financial assistance to Education Centers' students will remain available at levels which have existed in prior fiscal years. Certain provisions of the Higher Education Act of 1992, as well as the recent Omnibus Budget Reconciliation Act, caused some lenders to terminate participation in federally guaranteed loan programs. Students' access to government financial aid programs has become more restricted due to an increasing number of lenders and guarantors declining to serve vocational schools with shorter-term programs or higher default rates. To alleviate the problem, during the third quarter of 1993, Education Centers ceased enrollments at 14 schools and initiated a program to provide internal financing to Education Centers' students. (For more detailed information regarding discussion of financial aid, see the "Liquidity and Capital Resources" section starting on page 21 of the Company's 1993 Annual Report to Stockholders.)

         Education Centers has instituted a student loan default reduction program which includes information from the Default Management Manual prepared and distributed by the Career College Association. Education Centers has also incorporated information from the Department of Education Default Reduction Initiative federal regulations issued June 5, 1989, into its default program, plus additional default reduction strategies of its own. Additionally, most of Education Centers' schools use an outside consulting group to contact former students who are reported as delinquent in federal loan repayments to provide information and assistance in avoiding a default on their loans. Education Centers anticipates that its current default programs will reduce the number of future student loan defaults.

         Accreditation. All schools operated by Education Centers are accredited. Of the 33 schools currently enrolling students, 28 are accredited by the Accrediting Commission of Career Schools and Colleges of Technology (formerly known as the Accrediting Commission for Trade and Technical Schools), and five are accredited by the Accrediting Council for Independent Colleges and Schools, formerly known as the Accrediting Commission for Independent Colleges and Schools. Each school voluntarily undergoes periodic accrediting evaluations by teams of qualified examiners.

         Advertising and Marketing. Education Centers markets its courses to individual students, organizations, and governmental agencies. It utilizes various direct response advertising media including television, direct mail, and newspapers. In addition, Education Centers offers 90 partial-tuition scholarships to high school students in markets where its schools are located and utilizes Education Centers' employees to give public service presentations at these high schools. For organizations and government entities, Education Centers maintains a staff to make sales calls and prepare proposals based on training needs analyses and/or the existing government request for proposal process.

         Competition. Education Centers encounters active competition in the marketing of vocational and technical training programs from junior colleges and other public institutions, military training programs, and other proprietary schools. The nature and degree of competition largely depend on the courses being offered by Education Centers' locations and the geographical proximity of competing schools. Competitors may vary substantially in the treatment of course subject matter, the amount of tuition or other fees charged, the duration of the course, and the job placement success rate. Overall, the Company believes Education Centers' competitive position is satisfactory.

         National Education Training Group, Inc.

         General. Established in the late 1960s, NETG specializes in providing multimedia products to educate, train and transfer skills to corporate and government employees, with specific emphasis on information systems training. Headquartered in Naperville, Illinois, NETG course offerings range from hands-on, skill-based training to courses that build awareness or provide a theoretical understanding of current business developments.

         Markets, Products and Delivery Media. NETG offers education and training in the areas of information technologies, enterprise systems, desktop computing, management and professional development, and manufacturing and industrial skills. Because each training audience has its own specific needs, NETG has subdivided its curricula into five primary product lines:

         Desktop Computing. Today's business environment has generated an overwhelming demand for end-user business applications and desktop system training. In response to this demand, NETG has harnessed the enormous potential of current technologies, such as compact disc-read only memory ("CD-ROM"), the 486-based workstation, and sophisticated training and work support system. The end-user courses are built around specific business case scenarios that allow participants to learn relevant skills quickly and immediately apply those skills to their jobs.

         Information Technologies (Client/Server Computing and Enterprise Systems Product Lines). NETG has a long history of supporting information systems training. Today the course offerings reflect the varied and changing nature of information systems and include topics on a wide range of technologies such as client/server, object-oriented technologies, networking, and open systems technologies.

         Management and Professional Development. NETG offers effective, relevant management and professional development training that can help organizations meet their business needs and objectives. The courses emphasize productivity and performance issues. They provide the means for improving personal, management and business skills that are essential to developing highly productive and professional employees.

         Manufacturing and Industrial Skills. Today's manufacturing and industrial organizations are concerned with reducing costs, reducing risks of accidents, complying with regulations and creating an overall healthy work environment. NETG is committed to providing workers with the most accurate, comprehensive and up-to-date training solutions available.

         The NETG course library features approximately 1,000 courses on a variety of media including:

         1) Videotape: Each video course is a training package comprised of one or more videotaped instructional sessions, audio sessions, and associated textual materials, including comprehensive student and coordinator guides. Groups of related video courses in a specified curriculum are taken as needed by the student to develop various job-related skills either at a task level or at a complete topical level.

         2) Local Area Network ("LAN"): Organizations are interconnecting more and more personal computers and workstations via LANs to enable individuals to share information and communicate effectively. Training applications conveniently residing on LANs enable individuals to select from a variety of courses for use on their desktop systems. A number of NETG's computer-based products are available for use on LANs, including the SKILL BUILDER(R) courses.

         3) Interactive Video Instruction ("IVI"): Many of NETG's courses are available through interactive delivery media, interactive videodiscs and computer diskettes in conjunction with related textual materials and guides. IVI combines the interactivity and control of the personal computer with video, sound and graphics.

         4) Computer-Based Training ("CBT"): CBT products use a computer to deliver interactive instruction, drill and practice, simulation and remedial training. Training programs in NETG's mainframe CBT library include information processing skills training, end-user computing and fourth generation languages, and other subjects related to the application of information technologies. Customers can distribute CBT through worldwide networks because the CBT is stored on a mainframe computer and the training may be accessed simultaneously by students in multiple locations.

         5) Compact Disc-Read Only Memory ("CD-ROM"): CD-ROM formatted products are interactive and targeted to meet the growing demands of desktop training. NETG's SKILL BUILDER(R) Series offers a unique architecture which provides a method of learning an application program in which different learning paths may be utilized. The digital mass storage capability inherent in CD-ROM creates lower delivery costs and facilitates updating or customizing the content.

         6) Instructor-Led Training ("ILT"): NETG's ILT Group provides a network of skilled instructors to conduct courses in data processing, end user computing, human resource development and manufacturing. NETG's instructor-led programs offer tested course materials developed by training experts within each field. Course content is regularly updated to incorporate the latest technological advances.

         This selection of delivery options allows greater flexibility in designing training programs that are customized to specific resources. Each of these media offer particular strengths that are brought into play by the requirements of individual training programs.

         Course Production and Acquisition. NETG has significantly increased its investment in product development to expand course offerings in the emerging technology areas of client/server computing, networking, object-oriented technologies, business reengineering, desktop computing, management and professional development, and manufacturing and industrial skills.

         NETG is providing high quality learning solutions that effectively and efficiently deliver a direct learning payoff to the participant. All NETG courses are designed to introduce the topic, state the purpose, present the subject matter, and provide examples and practice exercises.

         NETG's new educational instruction system allows an individual to select from three types of content: informational, conceptual and skills-based training:

         Informational Courses - build awareness about the particular course topic. The student will acquire a high-level understanding of the subjects covered. These courses are primarily descriptive, and their technical content is lower than the other two course types.

         Conceptual Courses - provide the student with a theoretical understanding of the topic. After completing the course, the student will have an analytical perspective of the subjects covered.

         Skills-Based Courses - teach proficiency in a topic. After completing these courses, the student will have a practical knowledge of the subject.

         Acquisitions/Corporate Partners. NETG is actively acquiring products and technology through strategic alliances and co-development agreements with leading software vendors and training organizations that offer expertise on advanced technologies, desktop computing and management and professional development skills. These choices are driven by customer requests and current market trends. As part of a commitment to quality standards, topics are selected and produced with leading subject matter experts, industry authorities and top educators in each subject area.

         By aligning itself with leading training developers and industry experts on the most sought after topics in today's business environment, NETG can provide its customers with timely and relevant training and education solutions that provide the proficiency and competency organizations are seeking. NETG corporate business partners include:

                 Andersen Consulting
                 Hands On Learning
                 Individual Software
                 Intelecom Intelligent Communications
                 MicroVideo Learning Systems
                 Novell, Inc.
                 Open Systems Training

                 Video Publishing House
                 Wave Technologies
                 Wilson Learning
                 Xebec Multi-Media Solutions

         Customized Services. NETG-Spectrum in Bedford, Massachusetts, is the consulting and custom development division of NETG. Spectrum specializes in helping companies use the power of multimedia technology to improve the knowledge, skills and performance of people.

         Spectrum's high quality, practical solutions have supported strategic change and achieved significant business results such as reduced costs, increased sales, enhanced customer satisfaction, decreased turnover, increased span of control and improved timeliness of information.

         For over a decade, Spectrum has provided a full scope of services in the design of multimedia performance systems, including consulting, instructional systems design, media production and implementation services. Spectrum uses a full range of delivery media and systems encompassing interactive video, desktop multimedia, workshops, print and video. After determining the optimal choice of media and methods to solve the problem and reach the audience, Spectrum serves as the learning system's integrator to ensure improved performance and results.

         Distribution, Service, Marketing and Sales. NETG is an international organization with 74 offices and production and distribution centers worldwide. The corporate headquarters are in suburban Chicago, Illinois, and international headquarters are in London, England. The company has approximately 600 employees. Wholly owned subsidiaries are located in the United Kingdom, Netherlands, Germany and Austria.

         NETG Service System. NETG's Product Support Center, located in Naperville, Illinois, provides customers with toll-free technical assistance, answers to software and hardware questions, and assistance in the installation and ongoing use of courseware products. Support analysts are available to address inquiries 24 hours a day, seven days a week. Customers may also log and track inquiries through a bulletin board.

         In addition to toll-free product support, NETG also provides toll-free customer service for order placement and product descriptions, including course profiles, prerequisites, target audience descriptions, and details on specific components of courses.

         NETG also conducts progress reviews which measure and evaluate the success of a training program, as well as an inventory tracking system that details which courses were received, installed and returned.

         Additional services available to customers include: consultative training needs analysis to help customers identify all performance improvement opportunities; training management workshops that provide training administration techniques; and custom training product design and development services to modify existing courses or develop new fully customized courses.

         NETG Sales Organization and Distribution Channels. NETG's revenues are primarily generated from customer contracts. Customers typically sign annual agreements based on the amount of training they would expect to require in a twelve-month period. Contracts range from approximately $2,000 to over $1,000,000.

         NETG has a staff of telemarketing and telesales representatives in the United States, and a separate telesales staff in Europe. The telesales groups offer the same products as the direct sales force, but focus their efforts toward companies with revenues between $100 - 200 million. The sales cycles average two to four months and the average contract is $3,000.

         NETG's products are also available through local distributors or agents in Argentina, Australia, Bolivia, Brazil, Canada, Denmark, Ecuador, Egypt, Finland, France, Ghana, Hong Kong, India, Iran, Israel, Korea, Malaysia, New Zealand, Nigeria, Norway, Peru, Russia, Saudi Arabia, Singapore, Spain, Sweden, Taiwan, Turkey, the United Arab Emirates, and Venezuela.

         Competition. The Company believes the total training market in North America is in excess of $45 billion annually for industry and government, and that NETG is one of the largest multimedia training companies in this very large, highly fragmented and competitive market. Most training needs are satisfied by instructor-led training. NETG faces active competition from existing or potential client internal training operations, vendor-supplied training operations, other independent training companies offering instructor-led or multimedia training, universities and community college systems.

         NETG competes in the training market on the basis of: quality and instructional effectiveness of its training programs; quantity, thoroughness and timeliness of its training programs; price; ability to deliver course material in a timely manner; and client services. Overall, the Company believes that its competitive position is good. Major competitors include CBT Systems, SRA and COMSELL, among others.

         Foreign Operations

         The following table shows consolidated net revenues of the Company in foreign countries for 1993, 1992 and 1991:

(Dollars in thousands)                      1993          1992         1991
                                          -------       -------      --------
Net revenues outside the
  United States                           $58,642       $63,966      $69,590

Percent of consolidated
  net revenues                              16.5%         17.1%        18.1%


         Consolidated operating results are reported in United States dollars. Because the foreign subsidiaries of the Company conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into United States dollars. As the value of the United States dollar increases or decreases relative to these foreign currencies, the United States dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Therefore, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual revenues recorded in local currency. Financial information about foreign and domestic operations is described in Note 13, page 33 of the Company's 1993 Annual Report to Stockholders, which Note is hereby incorporated by reference in this Annual Report on Form 10-K.

         The Company's ability to continue operations outside of the Unites States or maintain the profitability of such operations is to some extent subject to control and regulation by the United States government and foreign governments. The Company's foreign operations are primarily located in the United Kingdom, Canada, Australia and Germany, which historically have controlled and regulated businesses in the same manner as the United States.

         Research and Development

         The amount spent during 1993, 1992 and 1991 on Company-sponsored research and development activities was approximately $24 million, $20 million, and $18 million, respectively. In 1993, the Company continued to invest in research and development to ensure new product availability for future revenue generation. The Company spends substantial sums primarily in the development of new products at NETG and Steck-Vaughn, and curricula for ICS and Education Centers.

         Seasonality of the Business

         Most of Steck-Vaughn's sales are made in the third quarter of the year because most of its customers purchase products in anticipation of classes commencing in the fall. ICS' business is moderately seasonal with more students studying during the latter part of the year. The Education Centers' business is moderately seasonal due to the inclination of its students to commence classes in the fall. NETG's business is seasonal due to the sales cycle from contracts expiring in the latter half of the year. There is no customer to whom sales are made in an amount that exceeds two percent or more of the Company's consolidated annual net revenues.

         Additional Information

         Unearned future tuition income for Education Centers and ICS, which represents amounts estimated to be recognized as revenue in subsequent years as services and courseware are provided, is described in Note 10, page 32 of the Company's 1993 Annual Report to Stockholders, which Note is hereby incorporated by reference in this Annual Report on Form 10-K.

         Financial information about industry segments is described in Note 13, page 33 of the Company's 1993 Annual Report to Stockholders, which Note is hereby incorporated by reference in this Annual Report on Form 10-K.

         Compliance with federal, state or local provisions concerning the discharge of materials into the environment or otherwise relating to the protection of the environment have no material effect on the Company's capital expenditures, earnings or competitive position.

         The Company employed approximately 4,200 persons as of January 31, 1994.

      Executive Officers of the Company

      The following table provides information regarding executive officers of the Company, including their ages as of March 1, 1994:


  Name, Age and Title:                   Five-Year Business Experience:
  --------------------                   ------------------------------
David C. Jones (72)                 Chairman of the Board since July 1989.
Chairman of the Board               Acting Chief Executive Officer from
                                    July 1989 to April 1990.  Chairman of
                                    the Joint Chiefs of Staff from June
                                    1978 through June 1982. Director of
                                    General Electric.

Jerome W. Cwiertnia (52)            President and Chief Executive Officer since
President and Chief                 April 1990.  President and Chief Operating
Executive Officer                   Officer from August 1989 to April 1990.
                                    President from February 1988 to March 1989.
                                    Mr. Cwiertnia has been a Director of the
                                    Company since 1984, and has served as
                                    Chairman of the Board of Steck-Vaughn since
                                    March 1993.

Christine A. Gattenio (38)          Vice President and Corporate Controller
Vice President and                  since April 1989.  Corporate Controller
Corporate Controller                since January 19877.

Philip C. Maynard (39)              Vice President, Secretary and General
Vice President, Secretary           Counsel since February 1994.  General
and General Counsel                 Counsel of Orchids Paper Products Company
                                    from May 1993 through January 1994.  Chief
                                    Executive Officer and Director of McClellan
                                    Development from May 1989 to May 1992.
                                    General Partner of Urland, Morello, Dunn &
                                    Maynard law practice from February 1985
                                    to May 1989.  Mr. Maynard succeeds Mr.
                                    Jeffrey A. Brill, who resigned as Vice
                                    President, Secretary and General Counsel of
                                    the Company in October 1993.

Keith K. Ogata (39)                 Vice President, Chief Financial Officer and
Vice President, Chief               Treasurer since April 1991. Vice President
Financial officer and               and Treasurer from April 1989 to April 1991.
Treasurer                           Treasurer since January 1987.


ITEM 2.       PROPERTIES.

      (a) The Company's corporate headquarters are located in leased facilities aggregating 40,000 square feet in Irvine, California.

      (b) The Company owns real property consisting of approximately 2.2 acres of land with a 22,000 square foot building in Nutley, New Jersey, for a National Education Center.

      (c) The Company owns an 180,000 square foot building on 15 acres of land and 80,000 square feet of buildings on leased land in Tulsa, Oklahoma, for a National Education Center.

      (d) The Company owns real property in Scranton, Pennsylvania, for the principal offices of ICS. This building consists of 120,000 square feet of space on 14.3 acres of land.

      (e) The Company owns an 82,000 square foot building on approximately 31 acres of land in Ransom, Pennsylvania for an ICS warehouse.

      (f) The Company owns the land and building serving as the warehouse for Steck-Vaughn Company. The building, located in Austin, Texas on approximately 13 acres of land, contains 101,000 square feet of space.

      (g)     The Company owns 28,200 square feet of buildings on approximately
4.7 acres of land in Little Rock, Arkansas, for a National Education Center.

      (h)     The Company owns 22,000 square feet of buildings on approximately
4.8 acres of land in West Des Moines, Iowa, for a National Education Center.

      (i)     The Company owns 60,000 square feet of buildings on approximately
3.1 acres of land in Blairsville, Pennsylvania, for a National Education
Center.

      (j) The Company owns 10,000 square feet of buildings on approximately .5 acres of land in Minneapolis, Minnesota, for a National Education Center.

      (k) The Company has approximately 130 leases for its operating units and offices, including the following: National Education Centers, Inc.'s headquarters in Irvine, California - approximately 24,000 square feet; National Education Training Group, Inc.'s headquarters in Naperville, Illinois - approximately 30,000 square feet; Steck-Vaughn Company's headquarters in Austin, Texas - approximately 31,000 square feet; and Spectrum's headquarters in Bedford, Massachusetts - approximately 52,500 square feet.

        Overall, the Company's properties are suitable and adequate for the Company's needs.


ITEM 3.       LEGAL PROCEEDINGS.

      The Company is a party to litigation matters and claims which are routine in the course of its operations and, while the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1993.



                                    PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.

      The markets on which the Company's Common Stock is traded and the high and low sales prices of the Company's Common Stock during each quarter for the last two years, appears on page 37 of the Company's 1993 Annual Report to Stockholders, which information is hereby incorporated by reference in this Annual Report on Form 10-K.

      No cash dividends have been declared or paid on the Company's Common Stock during 1993 or 1992. The Company has no present intent to pay cash dividends. The Company's Credit Agreement with its lending institutions restricts the payment of cash dividends.

      Approximate Number of Equity Security Holders:

                                                       Number of Record Holders
                   Title of Class                        as of March 11, 1994
                   --------------                      ------------------------
           Common Stock, $.01 par value                        3,007


      The number of record holders is based upon the actual number of holders registered on the stock transfer books for the Company at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

ITEM 6.       SELECTED FINANCIAL DATA.

      The following financial information for the years 1989 through 1993 included in the Company's 1993 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K:

              Five-Year Financial Highlights, page 18.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

      The following information included in the Company's 1993 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K:

              Management's Discussion and Analysis, pages 19 through 23.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following financial statements and the supplementary financial information included in the Company's 1993 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K:

      The consolidated financial statements of the Company, pages 24 through 27 together with the report of Price Waterhouse, dated February 4, 1994 pertaining to the consolidated financial statements as of December 31, 1993 and 1992, and for the three years ended December 31, 1993, page 35.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

      The Company has no information to report in response to this item.



                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      (a) The information required by Item 10 with respect to the directors of the Company is incorporated herein by reference from the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders which will be mailed to stockholders and filed with the Securities and Exchange Commission on or about March 28, 1994.

      (b) The information required by Item 10 with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.


ITEM 11.      EXECUTIVE COMPENSATION.

      The information required by Item 11 is incorporated herein by reference from the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders which will be mailed to stockholders and filed with the Securities and Exchange Commission on or about March 28, 1994.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.

      The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders which will be mailed to stockholders and filed with the Securities and Exchange Commission on or about March 28, 1994.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 is incorporated herein by reference from the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders which will be mailed to stockholders and filed with the Securities and Exchange Commission on or about March 28, 1994.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.


                                                                                 Pages in
                                                                              Annual Report*

(a)    The following documents are filed as
       part of this report:

       (1)    Financial Statements:

              Report of Independent Accountants   . . . . . . . . . . . .          35

              Consolidated Statements of Operations for
              each of the three years in the period
              ended December 31, 1993   . . . . . . . . . . . . . . . . .          24

              Consolidated Balance Sheets at December 31,
              1993 and 1992   . . . . . . . . . . . . . . . . . . . . . .          25

              Consolidated Statements of Cash Flows for
              each of the three years in the period
              ended December 31, 1993   . . . . . . . . . . . . . . . . .          26

              Consolidated Statements of Stockholders'
              Equity for each of the three years in the
              period ended December 31, 1993  . . . . . . . . . . . . . .          27

              Notes to Consolidated Financial
              Statements  . . . . . . . . . . . . . . . . . . . . . . . .        28-34


* Incorporated by reference from the indicated pages of the Company's 1993 Annual Report to Stockholders.


                                                                               Pages in
                                                                              This Report
       (2)    Financial Statement Schedules:**

              Report of Independent Accountants
              on Financial Statement Schedules  . . . . . . . . . . . . .          24

              Schedules numbered in accordance with Rule
              5.04 of Regulation S-X:

       I      Marketable Securities.  . . . . . . . . . . . . . . . . . .          25

       V      Property, Plant and Equipment  . . . . . . .. . . . . . . .          26




                   VI      Accumulated Depreciation and
                           Amortization of Property, Plant
                           and Equipment  . . . . . . . . . . . . . . . .          27

                 VIII      Valuation and Qualifying
                           Accounts . . . . . . . . . . . . . . . . . . .          28

                   IX      Short-Term and Bank Borrowings . . . . . . . .          29

                    X      Supplementary Consolidated Income
                           Statement Information  . . . . . . . . . . . .          30


**All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (3)    Exhibits:  See Exhibit Index.

(b)   No reports on Form 8-K were filed during the fourth quarter of 1993.

                         NATIONAL EDUCATION CORPORATION

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
National Education Corporation


Our audits of the consolidated financial statements referred to in our report dated February 4, 1994 appearing on page 35 of the 1993 Annual Report to Stockholders of National Education Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/     PRICE WATERHOUSE
- -------------------------------
        PRICE WATERHOUSE

Costa Mesa, California
February 4, 1994

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                       SCHEDULE I - MARKETABLE SECURITIES
                              At December 31, 1993
                             (dollars in thousands)




                                                                     Market Value      Amount at Which
                                                                     of Each Issue      Each Issue is
Name of Issuer and                 Number of            Cost of       at Balance       Carried on the
Title of Each Issue             Shares or Units       Each Issue      Sheet Date        Balance Sheet
- -------------------             ---------------       ----------     -------------     ---------------
EQUITY SECURITIES:
  Corporate Income Funds            24,016             $ 6,678          $ 7,058            $ 6,678
  Preferred Stocks                 181,300               3,797            4,324              3,797
  Tax Exempt Municipal Funds            89               5,500            5,500              5,500
  Other                                N/A                 325            1,082                325
                                                       -------          -------            -------
                                                       $16,300          $17,964            $16,300
                                                       =======          =======            =======


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                             (dollars in thousands)


<Caption

                           Balance at                Transfers,    Balance
                            beginning    Additions  retirements    at end
Classification              of period     at cost     or sales    of period
- --------------             -----------   ---------  -----------   ---------
YEAR ENDED 1993:
Land                        $  2,544      $   --     $    --      $  2,544
Buildings and improvements    13,246        2,951        (545)      15,652
Leasehold improvements        22,794        1,655        (507)      23,942
Machinery and equipment       88,404       10,967      (7,782)      91,589
Furniture and fixtures        32,210          312      (1,196)      31,326
                            --------      -------    --------     --------
                            $159,198      $15,885    $(10,030)    $165,053
                            ========      =======    ========     ========
YEAR ENDED 1992:
Land                        $  2,340      $ 1,029    $   (825)    $  2,544
Buildings and improvements    13,746        1,415      (1,915)      13,246
Leasehold improvements        22,327        1,121        (654)      22,794
Machinery and equipment       88,427        5,358      (5,381)      88,404
Furniture and fixtures        29,890        2,954        (634)      32,210
                            --------      -------    --------     --------
                            $156,730      $11,877    $ (9,409)    $159,198
                            ========      =======    ========     ========

YEAR ENDED 1991:
Land                        $  2,840      $    --    $   (500)    $  2,340
Buildings and improvements    17,564           65      (3,883)      13,746
Leasehold improvements        21,453        1,108        (234)      22,327
Machinery and equipment       86,280            4      (2,052)      88,427
Furniture and fixtures        28,873        1,155        (138)      29,890
                            --------      -------    --------     --------
                            $157,010      $ 6,527    $ (6,807)    $156,730
                            ========      =======    ========     ========


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                             (dollars in thousands)



                                               Additions
                                Balance at     charged to     Transfers,    Balance
                                 beginning     costs and     retirements     at end
Classification                   of period      expenses       or sales    of period
- ----------------               -----------    -----------    -----------   ---------
YEAR ENDED 1993:
Buildings and improvements       $  6,624       $   614       $  (220)      $  7,018
Leasehold improvements             18,015         1,537          (517)        19,035
Machinery and equipment            67,942         9,634        (7,072)        70,504
Furniture and fixtures             22,387         1,113        (1,060)        22,440
                                 --------       -------       -------       --------
                                 $114,968       $12,898       $(8,869)      $118,997
                                 ========       =======       =======       ========

YEAR ENDED 1992:
Buildings and improvements       $  6,876       $   606       $  (858)      $  6,624
Leasehold improvements             16,375         1,825          (185)        18,015
Machinery and equipment            62,892         9,638        (4,588)        67,942
Furniture and fixtures             20,571         2,368          (552)        22,387
                                 --------       -------       -------       --------
                                 $106,714       $14,437       $(6,183)      $114,968
                                 ========       =======       =======       ========

YEAR ENDED 1991:
Buildings and improvements       $ 7,427        $   582       $(1,133)      $  6,876
Leasehold improvements            14,646          1,873          (144)        16,375
Machinery and equipment           54,542          9,284          (934)        62,892
Furniture and fixtures            18,707          2,221          (357)        20,571
                                 --------       -------       -------       --------
                                 $ 95,322       $13,960       $(2,568)      $106,714
                                 ========       =======       =======       ========

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)



                              Balance at  Charged to                Balance
                               beginning   costs and  Deductions/   at end
Classification                 of period   expenses      Other     of period
- ---------------               ----------  ----------  -----------  ---------
YEAR ENDED 1993:

Allowance for doubtful
  receivables                   $10,119      $4,664     $(4,346)     $10,437
                                =======      ======     =======      =======

Accumulated amortization of
  acquired intangible assets    $78,865      $4,775     $11,995 (A)  $95,635
                                =======      ======     =======      =======



YEAR ENDED 1992:

Allowance for doubtful
  receivables                   $11,505      $5,887     $(7,273)     $10,119
                                =======      ======     =======      =======

Accumulated amortization of
  acquired intangible assets    $72,685      $6,206     $   (26)     $78,865
                                =======      ======     =======      =======



YEAR ENDED 1991:

Allowance for doubtful
  receivables                   $12,819      $6,540     $(7,854)     $11,505
                                =======      ======     =======      =======

Accumulated amortization of
  acquired intangible assets    $66,117      $6,570     $    (2)     $72,685
                                =======      ======     =======      =======






(A) This amount primarily represents the write-off of intangible assets in connection with previous acquisitions for the Company's National Education Training Group of $9,232,000 and National Education Centers of $2,766,000.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                  SCHEDULE IX - SHORT-TERM AND BANK BORROWINGS
                             (dollars in thousands)




                                                                             Average        Weighted
                                              Weighted        Maximum         Amount        Average
                                              Average          Amount       Outstanding     Interest
                                Balance       Interest       Outstanding      During       Rate During
Category of                     at End       Rate at End       During       the Period     the Period
Adequate Borrowings            of Period      of Period      the Period        (A)            (B)
- ---------------------          ----------    -----------     ------------   ------------   ------------
YEAR ENDED 1991:

  Notes payable to banks         $  --           -- %         $ 46,066 (C)    $31,988        10.92%






No short-term or bank borrowings were outstanding during the twelve month period ended December 31, 1992 and 1993.



(A) - The average amount outstanding during the period was computed by dividing the total of the daily principal balances by 365.

(B) - The weighted average interest rate during the period was computed by dividing the total interest expense by the weighted average principal amounts of borrowings.

(C) - These amounts exclude the portion of domestic bank debt which was refinanced by the issuance of the $20,000,000 senior subordinated convertible debentures in February 1991.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

     SCHEDULE X - SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
                            (dollars in thousands)




                                        Charged to Costs and Expenses
                                 ---------------------------------------------
                                   1993                1992              1991
                                 -------             -------           -------
Maintenance and repairs          $ 3,951             $ 4,064           $ 3,959

Royalties                        $10,494             $10,745           $ 9,162

Advertising expenses             $49,751             $48,254           $46,351






Taxes other than income and payroll taxes are not presented as the amounts are less than one percent of total revenues.

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL EDUCATION CORPORATION                                        Date


By    /s/ JEROME W. CWIERTNIA                                   March 16, 1994
- --------------------------------------
       Jerome W. Cwiertnia
       President and Chief
       Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                                       Date

By    /s/ JEROME W. CWIERTNIA                                   March 16, 1994
- --------------------------------------
       Jerome W. Cwiertnia,
       Director, President and Chief
       Executive Officer
       (Principal Executive Officer)



By    /s/ KEITH K. OGATA                                        March 16, 1994
- --------------------------------------
       Keith K. Ogata, Vice President,
        Chief Financial Officer and
        Treasurer (Principal Financial
        Officer)



By    /s/ CHRISTINE A. GATTENIO                                 March 16, 1994
- --------------------------------------
       Christine A. Gattenio, Vice
       President and Corporate
       Controller (Principal
       Accounting Officer)

                                                                    Date


By:    /s/ RICHARD C. BLUM                                      March 10, 1994
- ---------------------------------------------
        Richard C. Blum, Director


By:    /s/ DAVID BONDERMAN                                      March 14, 1994
- ---------------------------------------------
       David Bonderman, Director


By:    /s/ LEONARD W. JAFFE                                     March 11, 1994
- ---------------------------------------------
        Leonard W. Jaffe, Director



By:    /s/ DAVID C. JONES                                       March 10, 1994
- ---------------------------------------------
        David C. Jones, Director



By:    /s/ MICHAEL R. KLEIN                                     March 10, 1994
- ---------------------------------------------
        Michael R. Klein, Director




By:    /s/ PAUL B. MACCREADY                                    March 11, 1994
- ---------------------------------------------
        Paul B. MacCready, Director



By:    /s/ FREDERIC V. MALEK                                    March 10, 1994
- ---------------------------------------------
        Frederic V. Malek, Director



By:    /s/ JOHN J. MCNAUGHTON                                   March  9, 1994
- ---------------------------------------------
        John J. McNaughton, Director



By:    /s/ HAROLD SEGAL                                         March 10, 1994
- ---------------------------------------------
        Harold Segal, Director



By:    /s/ WILLIAM D. WALSH                                     March 10, 1994
- ---------------------------------------------
        William D. Walsh, Director

                               INDEX TO EXHIBITS
                                 (Item 14(a))

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                   Description                                                  Page
- -------                  -----------                                              ------------
 3.1          Restated Certificate of Incorporation of the
              Company (1)   . . . . . . . . . . . . . . . . . . . . . . . . . .        *

 3.2          By-Laws of the Company, as amended (2)  . . . . . . . . . . . . .        *

10.1          National Education Corporation Retirement Plan
              (Restated as of January 1, 1989)(As Amended
              through January 1, 1992) (3)  . . . . . . . . . . . . . . . . . .        *

10.2          National Education Corporation Retirement Plan
              Trust (4)   . . . . . . . . . . . . . . . . . . . . . . . . . . .        *

10.3          1981 Long-Term Incentive Plan (5)   . . . . . . . . . . . . . . .        *

10.4          1983 Stock Option Plan (6)  . . . . . . . . . . . . . . . . . . .        *

10.5          Advanced Systems, Incorporated 1984 Stock
              Option and Stock Appreciation Rights Plan (7)   . . . . . . . . .        *

10.6          1986 Stock Option and Incentive Plan, as
              amended (8)   . . . . . . . . . . . . . . . . . . . . . . . . . .        *

10.7          1990 Stock Option and Incentive Plan (9)  . . . . . . . . . . . .        *

10.8          1991 Directors' Stock Option Plan (10)  . . . . . . . . . . . . .        *

10.9          Rights Agreement, dated October 29, 1986,
              between National Education Corporation and
              Bank of America National Trust and Savings
              Association, Rights Agent (including exhibits
              thereto) (11)   . . . . . . . . . . . . . . . . . . . . . . . . .        *

10.10         Addendum No. 1 to Rights Agreement dated
              October 29, 1986 (12)   . . . . . . . . . . . . . . . . . . . . .        *

10.11         Indenture, dated as of May 15, 1986, between
              National Education Corporation and Continental
              Illinois National Bank and Trust Company of
              Chicago, as Trustee (13)  . . . . . . . . . . . . . . . . . . . .        *

10.12         Tripartite Agreement Dated as of May 31, 1990,
              among National Education Corporation, Conti-
              nental Bank as Resigning Trustee, and IBJ
              Schroder Bank & Trust Company as Successor
              Trustee (14)  . . . . . . . . . . . . . . . . . . . . . . . . . .        *


                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                   Description                                                 Page
- -------                  -----------                                             ------------
10.13         National Education Corporation Purchase Agree-
              ment, Senior Subordinated Convertible Deben-
              tures, dated as of February 15, 1991 (15)   . . . . . . . . . . .       *

10.14         National Education Corporation Supplemental
              Executive Retirement Plan, as amended (16)  . . . . . . . . . . .       *

10.15         Supplemental Benefit Plan for Non-Employee
              Directors (17)    . . . . . . . . . . . . . . . . . . . . . . . .       *

10.16         Retirement Agreement with J.J. McNaughton (18)  . . . . . . . . .       *

10.17         Intercompany Agreement Between National
              Education Corporation and Steck-Vaughn
              Publishing Corporation dated June 30, 1993 (19)   . . . . . . .         *

10.18         Tax Sharing Agreement Between National
              Education Corporation and Its Direct and
              Indirect Corporate Subsidiaries dated
              January 1, 1993 (20)  . . . . . . . . . . . . . . . . . . . . . .       *

10.19         Asset Purchase Agreement Between Steck-Vaughn
              Company and Creative Edge Inc. dated as of
              April 26, 1993 (21)   . . . . . . . . . . . . . . . . . . . . . .       *

10.20         $10,000,000 Credit Agreement Between National
              Education Corporation and Bankers Trust
              Company as Agent, dated as of December 22,
              1993 (the "Credit Agreement") (Confidential
              treatment under Rule 24b-2 has been requested
              for portions of this exhibit.)(22)    . . . . . . . . . . . . . .

10.21         National Education Corporation First Amendment
              to Credit Agreement (22)  . . . . . . . . . . . . . . . . . . . .

11.1          Calculation of Primary Earnings Per Share (22)  . . . . . . . . .

11.2          Calculation of Fully Diluted Earnings Per
              Share (22)  . . . . . . . . . . . . . . . . . . . . . . . . . . .

13            1993 Annual Report to Stockholders (22)   . . . . . . . . . . . .

21            Subsidiaries of National Education Corporation
              (22)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

23            Consent of Price Waterhouse (22)  . . . . . . . . . . . . . . . .

__________________




* incorporated by reference from a previously filed document

(1) Incorporated by reference to Exhibit (19)-2 filed with the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1987.

(2) Incorporated by reference to Exhibit 10 filed with the Form 10-Q Quarterly Report for the quarterly period ended June 30, 1990.

(3) Incorporated by reference to Exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

(4) Incorporated by reference to Exhibit 10(b) filed with Registration Statement on Form S-8 (No. 2-86904), filed October 3, 1983.

(5) Incorporated by reference to Exhibit 15 filed with Registration Statement on Form S-8 (No. 2-71650), filed April 7, 1981.

(6) Incorporated by reference to Exhibit D filed with the 1983 Proxy Statement dated April 25, 1983, for the annual meeting dated May 19, 1983.

(7) Incorporated by reference to Exhibit 10.15 filed with the Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

(8) Incorporated by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

(9) Incorporated by reference to Exhibit "A" filed with the 1990 Proxy Statement, filed April 2, 1990.

(10) Incorporated by reference to Exhibit "A" filed with the 1991 Proxy Statement, filed April 1, 1991.

(11) Incorporated by reference to Exhibit 4.1 filed with Form 8-K Current Report, dated October 29, 1986, filed October 30, 1986.

(12) Incorporated by reference to Exhibit 4 filed with the Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

(13) Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Registration Statement on Form S-3 (No. 33-5552), filed May 16, 1986.

(14) Incorporated by reference to Exhibit 4 filed with the Form 10-Q Quarterly Report for the quarterly period ended June 30, 1990.

(15) Incorporated by reference to Exhibit 4 filed with Form 8-K Current Report, dated February 20, 1991, filed February 27, 1991.

(16) Incorporated by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

(17) Incorporated by reference to Exhibit 10.18 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

(18) Incorporated by reference to Exhibit 10.19 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

(19) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to the Steck-Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

(20) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to the Steck-Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

(21) Incorporated by reference to Exhibit 10.13 filed with the Steck-Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed May 7, 1993.

(22)     Filed herewith.