Form 10-Q
period 1994-03-31
NATIONAL EDUCATION CORP
filed 1994-05-13
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549





FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

               Commission file number           1-6981


                      NATIONAL EDUCATION CORPORATION
          (Exact name of registrant as specified in its charter)

       Delaware                           I.R.S. No. 95-2774428
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

18400 Von Karman Avenue, Irvine, California              92715-1594
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   714/474-9400

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]        No   [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

29,503,583 common stock shares outstanding at April 30, 1994

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                                                                          Three Months Ended
                                                                                                 March 31,
(amounts in thousands, except per share amounts)                                        1994               1993
                                                                                     __________         __________

Tuition and Contract Revenues                                                        $  67,527          $  72,852
Publishing Revenues                                                                      9,475             10,183
                                                                                     _________          _________
Net Revenues                                                                            77,002             83,035
Costs and Expenses
    Tuition and contract course materials, and service costs                            34,861             39,753
    Publishing costs and materials                                                       4,440              4,452
    Selling and promotion                                                               27,978             29,889
    General and administrative                                                          12,168             12,548
    Provision for doubtful accounts                                                        748              1,425
    Amortization of acquired intangible assets                                             430              1,541
    Interest expense                                                                     1,452              1,468
    Investment income                                                                     (569)              (669)
    Other income                                                                           (95)              (357)
                                                                                     _________          _________
Loss before Income Tax Benefit and Minority Interest                                    (4,411)            (7,015)
    Income tax benefit                                                                  (1,588)            (2,666)
                                                                                     _________          _________

Loss before Minority Interest                                                           (2,823)            (4,349)
    Minority interest in consolidated subsidiary                                           122                 --
                                                                                     _________          _________

Net Loss                                                                             $  (2,945)         $  (4,349)
                                                                                     ==========         ==========

Primary Loss Per Share                                                                   $(.10)             $(.14)
                                                                                         ======             ======

Fully Diluted Loss Per Share                                                             $(.10)             $(.14)
                                                                                         ======             ======

Weighted Average Number of Shares Outstanding
    Primary                                                                             29,661             30,208
    Fully diluted                                                                       36,961             37,524



Unaudited.
See accompanying notes and management's discussion and analysis.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)
          (dollars in thousands)
                                                                               March 31,        December 31,        March 31,
Assets                                                                           1994              1993               1993
____________________________________________________________________         _____________     _____________     _____________
Current Assets
  Cash, including time deposits of $21,316, $32,855 and $48,998               $  26,826         $   38,546        $   54,656
    Investment securities:
      Held-to-maturity and available-for-sale securities                         20,570                 --                --
      At lower of cost or market (market value of --, $17,964 and $13,632)           --             16,300            12,447
    Receivables, net of allowance of $10,690, $10,437 and $9,967                 38,902             54,012            41,026
    Inventories and supplies                                                     25,830             25,594            25,312
    Prepaid and deferred marketing expenses                                      46,258             37,187            42,867
    Other current assets                                                         19,749             19,038            19,817
                                                                              _________         __________        __________
        Total current assets                                                    178,135            190,677           196,125
Contracts Receivable                                                                698              2,212             5,762
Land, Buildings and Equipment, less accumulated
  depreciation of $121,302, $118,997 and $117,031                                45,672             46,056            43,182
Acquired Intangible Assets, less accumulated
  amortization of $96,065, $95,635 and $80,406                                   51,766             48,497            59,853
Deferred Income Taxes                                                            25,793             25,793             7,827
Other Assets                                                                     10,526             10,656            11,574
                                                                              _________         __________        __________
                                                                              $ 312,590         $  323,891        $  324,323
                                                                              =========         ==========        ==========

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                            $   7,379         $    8,635        $    7,308
  Accrued expenses                                                               39,985             42,351            43,731
  Accrued salaries and wages                                                      9,033              8,726            10,619
  Accrued restructuring expenses                                                  8,271             12,282                --
  Deferred contract revenues                                                     15,929             16,425            23,401
  Current portion of long-term debt                                                 654                607             1,411
  Accrued and deferred income taxes                                               1,665              3,149             1,142
                                                                              _________         __________        __________
      Total current liabilities                                                  82,916             92,175            87,612
                                                                              _________         __________        __________
Liabilities Payable After One Year
  Long-term debt, less current portion                                            2,411              2,556             3,068
  Senior subordinated convertible debentures                                     20,000             20,000            20,000
  Convertible subordinated debentures                                            57,494             57,494            57,494
  Other noncurrent liabilities                                                    8,176              7,989             9,771
                                                                              _________         __________        __________
                                                                                 88,081             88,039            90,333
                                                                              _________         __________        __________
Minority Interest in Equity of Consolidated Subsidiary                            8,168              8,046                --
                                                                              _________         __________        __________
Stockholders' Equity
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized and unissued                                                          --                 --                --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    30,195,041 shares, 30,092,810 shares and 30,032,686 shares issued             2,109              2,108             2,107
  Additional paid-in capital                                                    132,615            132,262           131,958
  Retained earnings                                                              10,736             13,681            18,951
  Unrealized gain on available-for-sale securities, net of tax                      943                 --                --
  Cumulative foreign exchange translation adjustment                             (8,070)            (7,565)           (5,981)
  Notes receivable under stock option plans                                          --                 --              (107)
                                                                              _________         __________        __________
                                                                                138,333            140,486           146,928
  Less common stock in treasury:
      697,461, 689,315 and 120,415 shares                                        (4,908)            (4,855)             (550)
                                                                              _________         __________        __________
        Total stockholders' equity                                              133,425            135,631           146,378
                                                                              _________         __________        __________
                                                                              $ 312,590         $  323,891        $  324,323
                                                                              =========         ==========        ==========

Unaudited.
See accompanying notes and management's discussion and analysis.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)
                                                                        Three Months Ended
                                                                             March 31,
(dollars in thousands)                                                  1994           1993
________________________________________________________             __________      __________
Cash Flows From Operating Activities:
  Net loss                                                           $  (2,945)      $  (4,349)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Depreciation and amortization                                   2,716           3,461
         Amortization of acquired intangible assets                        430           1,541
         Provision for doubtful accounts                                   748           1,425
         (Gain)/loss on foreign currency exchange                          (95)           (357)
         Change in assets and liabilities:
           Receivables, net                                             16,395          22,009
           Inventories and supplies                                          4             663
           Prepaid and deferred marketing expenses                      (9,238)         (6,742)
           Accounts payable and accrued expenses                        (3,940)          1,825
           Accrued restructuring reserve                                (3,647)             --
           Accrued and deferred income taxes                            (1,948)         (6,973)
           Deferred contract revenues                                     (555)         (1,845)
           Other                                                        (1,023)           (328)
                                                                     _________       _________
Net Cash From Operating Activities                                      (3,098)         10,330
                                                                     _________       _________
Cash Flows For Investing Activities:
  Additions to land, building and equipment                             (2,421)         (2,407)
  Dispositions of land, buildings and equipment                             98              --
  Purchase of securities                                                (2,868)         (1,452)
  Proceeds from the sale or redemption of securities                        27              --
  Acquisition of business, net of cash acquired                         (3,870)             --
                                                                     _________       _________
  Net Cash For Investing Activities                                     (9,034)         (3,859)
                                                                     _________       _________
Cash Flows From Financing Activities:
  Reductions in long-term debt                                             (98)           (155)
  Minority interest in earnings of consolidated subsidiary                 122              --
  Common stock, stock options and related tax benefits                     354              55
  Purchase of common stock for treasury                                    (53)           (380)
                                                                     _________       _________
  Net Cash From Financing Activities                                       325            (480)
                                                                     _________       _________
Effect of exchange rate changes on cash                                     87             196
                                                                     _________       _________
Net change in cash and equivalents                                     (11,720)          6,187
Cash and equivalents at the beginning of the period                     38,546          48,469
                                                                     _________       _________
Cash and equivalents at the end of the period                        $  26,826       $  54,656
                                                                     =========       =========

Unaudited.
See accompanying notes and management's discussion and analysis.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


Note 1 -- Summary of Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies, and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

A substantial portion of selling and promotion costs at National Education Training Group (NETG) and Steck-Vaughn are deferred and fully amortized within the calendar year to properly match the costs with revenues due to the seasonal nature of revenue realization. Due to the seasonal nature of NETG's and Steck-Vaughn's traditional selling cycle, selling and promotion costs are typically deferred in the first half of the year and amortized in the latter half of the year.

Certain prior year amounts have been reclassified to conform with the 1994 presentation.


Note 2 -- Business Combination

During the first quarter of 1994, the Company, through ICS Learning Systems, purchased the stock of MicroMash, Inc. for approximately $3,870,000, net of cash received. The transaction was accounted for as a purchase and the operating results of MicroMash have been included in the Company's consolidated financial statements since the effective date of acquisition. The net assets and operating results of MicroMash are not material to the consolidated financial statements of the Company.


Note 3 -- Earnings (Loss) Per Share

Primary earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted earnings (loss) per share are computed based on the assumption that all dilutive convertible debentures have been converted to common stock, with a corresponding increase in net income to reflect a reduction in related interest expense, less applicable taxes.


Note 4 -- Investment Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which resulted in a change in the accounting for debt and equity securities held for investment purposes. Prior to January 1, 1994, the Company carried debt and

          NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


equity securities at the lower of aggregate cost or market value. In accordance with SFAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. Upon adoption of this standard, the Company recorded increases in available-for-sale securities of $1,429,000 and a related deferred tax liability of $486,000, resulting in a net increase of $943,000 in stockholders' equity. The amortized cost and estimated fair value of the securities are as follows:


                                                                          March 31, 1994
                                                      _____________________________________________________
                                                                      Gross          Gross
                                                      Amortized     Unrealized     Unrealized        Fair
(dollars in thousands)                                   Cost          Gain           Loss          Value
___________________________________________           _________     __________     __________     _________
Tax exempt municipal bond funds
  held-to-maturity                                    $  8,000       $     --       $     --      $  8,000
                                                      ________       ________       ________      ________
Available-for-sale:
  Corporate income funds                                 6,660            467           (191)        6,936
  Preferred stock                                        4,166            554           (163)        4,557
  Other                                                    315            762             --         1,077
                                                      ________       ________       ________      ________
Total available-for-sale                                11,141          1,783           (354)       12,570
                                                      ________       ________       ________      ________
Total securities                                      $ 19,141       $  1,783       $   (354)     $ 20,570
                                                      ========       ========       =========     ========


                                                                         December 31, 1993
                                                      _____________________________________________________
                                                                      Gross          Gross
                                                      Amortized     Unrealized     Unrealized        Fair
(dollars in thousands)                                   Cost          Gain           Loss          Value
___________________________________________           _________     __________     __________     _________
Tax exempt municipal bond funds
  held-to-maturity                                    $  5,500       $     --       $     --      $  5,500
                                                      ________       ________       ________      ________
Available-for-sale:
  Corporate income funds                                 6,678            503           (123)        7,058
  Preferred stock                                        3,797            581            (54)        4,324
  Other                                                    325            757             --         1,082
                                                      ________       ________       ________      ________
Total available-for-sale                                10,800          1,841           (177)       12,464
                                                      ________       ________       ________      ________
Total securities                                      $ 16,300       $  1,841       $   (177)     $ 17,964
                                                      ========       ========       =========     ========

          NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


Note 5 -- Statements of Cash Flows Supplementary Information

                                                                  Three Months Ended
                                                                       March 31,
(dollars in thousands)                                             1994       1993
______________________________________________________           ________   _________
Cash Paid During the Period for:
  Interest expense                                               $  1,101   $    801
  Income taxes, net of income tax refunds                             810      3,541


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                                      Three Months Ended
                                                           March 31,                       Percent
(dollars in thousands)                                 1994        1993       Variance     Change
______________________________________________      _________   _________    _________    ________
Net Revenues
   ICS Learning Systems                             $  28,285   $  23,624    $  4,661       19.7
   Steck-Vaughn Publishing                              9,475      10,183        (708)      (7.0)
   Education Centers                                   28,203      35,940      (7,737)     (21.5)
   NETG                                                11,039      13,288      (2,249)     (16.9)
                                                    _________   _________    ________
Total Net Revenues                                  $  77,002   $  83,035    $ (6,033)      (7.3)
                                                    =========   =========    =========

Operating Income (Loss):
   ICS Learning Systems                             $   5,074   $   4,012    $  1,062       26.5
   Steck-Vaughn Publishing                              1,225       1,809        (584)     (32.3)
   Education Centers                                   (3,340)     (2,083)     (1,257)     (60.3)
   NETG                                                (4,548)     (7,578)      3,030       40.0
                                                    _________   _________    ________
Total Segment Operating Loss                           (1,589)     (3,840)      2,251       58.6
   General corporate expenses                          (2,034)     (2,733)        699       25.6
   Interest expense                                    (1,452)     (1,468)         16        1.1
   Investment income                                      569         669        (100)     (14.9)
   Other income                                            95         357        (262)     (73.4)
                                                    _________   _________    ________
Loss Before Income Tax
 Benefit and Minority Interest                         (4,411)     (7,015)      2,604       37.1
   Income tax benefit                                  (1,588)     (2,666)     (1,078)     (40.4)
                                                    _________   _________    ________
Loss Before Minority Interest                          (2,823)     (4,349)      1,526       35.1
   Minority interest                                      122          --        (122)        --
                                                    _________   _________    ________
Net Loss                                            $  (2,945)  $  (4,349)   $  1,404       32.3
                                                    ==========  ==========   ========

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Three Months Ended March 31, 1994 Compared to Three Months Ended
March 31, 1993

Revenues of $77,002,000 for the three months ended March 31, 1994, were $6,033,000 or 7.3% lower than revenues of $83,035,000 in the prior year. Net loss for the period was $2,945,000 or $.10 per share compared to a loss of $4,349,000 or $.14 per share in the prior year.

The revenues and operating income at ICS Learning Systems increased significantly primarily due to strong revenue performance at the domestic operation. The international operations experienced a slight increase in revenues, while operating income decreased slightly. The revenue growth resulted primarily from the domestic operations which experienced a 10.8% increase in enrollments. The domestic enrollment increase was due primarily to the higher enrollment conversion from the expanded telesales efforts, which enroll students directly over the phone. International revenues increased slightly during 1994 due primarily to higher student populations at the beginning of the year, partially offset by a 9.9% decrease in enrollments which was primarily due to the timing of advertising spending. Overall operating margins increased due to domestic revenue growth and related decreases as a percentage of revenues in course materials and service costs, and selling and promotion expense. General and administrative expenses were higher due primarily to efforts to support the future growth of the operations. During the quarter, ICS acquired MicroMash, a leading provider of computer based interactive courses for accounting professionals and students. Through this acquisition, ICS is strategically positioned to aggressively pursue the continuing professional education marketplace.

Revenues and operating income decreased at Steck-Vaughn primarily due to the adverse winter weather conditions experienced in the Midwest, mid-Atlantic and Northeast regions of the United States during the first quarter of 1994. The weather conditions resulted in school shutdowns and canceled sales calls. Revenues in other parts of the country not affected by the adverse weather increased overall as compared to 1993. Despite the reduced revenues for the quarter, Steck-Vaughn has continued to expand its products for 1994 and delivery of the new titles is on schedule.
Publishing costs and materials increased slightly as a percentage of revenues primarily due to the revenue shortfall and semi-fixed costs such as the newly expanded warehouse facilities. Selling and promotional costs were relatively flat as compared to the prior year; however, total selling and promotional spending (a portion of which is deferred, see Note 1) increased during the quarter as a result of the reorganization and expansion of the Steck-Vaughn sales force effective January 2, 1994. The reorganization resulted in the segmentation of the sales force into two groups. One group focuses on the elementary, junior high and library marketplaces while the other group focuses on the high school and adult education marketplaces. The new sales force structure is expected to enhance the exposure of Steck-Vaughn's rapidly expanding product offerings.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Education Centers revenues and operating results decreased during the first quarter of 1994 as compared to the prior year primarily due to the closure of 14 schools announced during 1993 and higher operational costs in the existing locations. The revenues and operating results of the closed schools have been recorded to accrued restructuring expense since the date of announced closure. Current year revenues and expenses exclude all closed school results; however, prior year results include the revenues and expenses of these schools. Course service costs increased as a percentage of revenues primarily due to increased training, staffing and benefit costs at the remaining schools. Provision for bad debt increased, excluding the closed schools, as a result of internal financing efforts provided to certain Education Center students who have experienced difficulty in obtaining access to student financial aid programs. Selling and promotional costs increased as a percentage of revenue primarily due to increased advertising and marketing efforts designed to attract additional student leads and enrollments. General and administrative costs increased slightly despite the closed schools primarily due to the continued quality improvement efforts initiated during 1993.

NETG revenues decreased for the quarter while operating results improved. The revenue decrease primarily resulted from lower contract backlog at the beginning of 1994 as compared to 1993. Overall, new orders and contract renewals increased during the past nine months; however, the decreasing contract backlog has more than offset the new orders and renewal increases. Operating results have improved during the first quarter due to cost reductions resulting from operating efficiencies throughout the organization. Course service costs decreased during 1994 primarily due to the lower revenues, reduced product development expenses and lower overall royalty rates paid to outside course developers. Selling and marketing costs decreased significantly primarily due to reductions in the sales force and lower commission costs resulting from lower revenues. General and administrative costs decreased primarily due to lower costs at the international operations which were partially offset by increased consulting costs at the domestic operations. The increased consulting costs primarily relate to the reengineering effort underway at NETG which has significantly contributed to the cost reductions discussed above.

Operating results of ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as discussed above. Foreign currentcy exchange gains, recorded to other income, of $95,000 were recorded during the quarter compared to gains of $357,000 in the prior year.

General corporate expenses decreased during the first quarter of 1994 primarily due to cost reductions, which were partially offset by costs associated with reengineering projects in the Company.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash, marketable securities and cash provided from operations, which includes funding for Education Centers' students under government financial aid programs partially provided through lending institutions. At March 31, 1994, the Company had $47,396,000 in cash and marketable securities, of which $13,696,000 was held in the account of Steck-Vaughn.

In December, 1993, the Company entered into a revolving bank credit agreement in the amount of $10,000,000 which matures on December 21, 1994. As of March 31, 1994, no amounts were outstanding under the revolving bank credit agreement.

Cash outflows from operating activities for the three months ended
March 31, 1994 of $3,098,000 were $13,428,000 lower than the cash inflows from operating activities of $10,330,000 in the prior year. The decrease in cash flow is primarily attributable to changes in net receivables of $7,158,000 due to the diminishing contract receivables at NETG from long term contract revenues and reductions in accrued restructuring expenses at the Education Centers of $3,647,000.

In addition, changes in net cash flow for the three months ended March 31, 1994 as compared to the prior period were impacted by the acquisition of MicroMash in the net amount of $3,870,000.

The Company expects that cash, marketable securities, the revolving bank credit agreement and cash provided from operations, which includes to a certain extent, the continued funding of Education Centers' students under government student financial aid programs, will be sufficient to provide for planned working capital requirements, debt service and capital expenditures for the foreseeable future.

Based on the 1991 fiscal year default rate information for the Education Centers' 33 schools, three schools currently have single year default rates in excess of 40 percent and one school currently has cohort default rates for three consecutive fiscal years ended 1991 in excess of 30 percent. For the three months ended March 31, 1994, the revenues and operating income before Education Centers headquarters expense allocation for the three schools with single year default rates in excess of 40 percent are $2,057,000 and $271,000, respectively. The revenue and operating income before Education Centers headquarters expense allocation for the one school with default rates for the three consecutive fiscal years ending 1991 of 30 percent or more is $1,251,000 and $274,000, respectively. In addition to the above schools, 14 schools currently have cohort default rates for two consecutive years ended 1991 in excess of 25 percent. These 14 schools may no longer be eligible to participate in the Federal Family Education Loan Program (FFELP), formerly the Guaranteed Student Loan Programs, in the event the 1992 cohort default rates expected to be published in the third quarter of 1994 are 25 percent or higher. In the past, the Company has successfully appealed the cohort default rate calculations by the government; however, there can be no assurance that the Company will be able to successfully appeal these rates in the future. Upon publication of the fiscal year 1992 cohort default rate, the Company will continue to have opportunities to review and, if appropriate, appeal the cohort default rates published by the government.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In reauthorizing the Higher Education Act (HEA) in 1992, Congress enacted new and more stringent legislation governing institutions participating in FFELP. Under the legislation, the Department of Education was directed to issue regulations in the implementation of the legislation. A number of these regulations were announced on April 29, 1994. One example requires each state to establish a state postsecondary review entity (SPRE) to issue additional regulations regarding institutional eligibility and standards. Another regulation announced, more commonly known as the "85/15 Rule", applies only to proprietary institutions such as the Education Centers. Under this rule, a proprietary institution will be ineligible to participate in FFELP for at least one year in the event more than 85 percent of its applicable revenues is derived from FFELP. Management will continue to review the regulations to determine the impact, if any, these and other regulations will have on the financial condition of the Company.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

   (a)    See Exhibit Index following this Form 10-Q.

   (b) No reports on Form 8-K were filed for the period for which this report is filed.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NATIONAL EDUCATION CORPORATION



Date:  May 12, 1994


By  /s/ Keith K. Ogata
    ___________________________
    Keith K. Ogata
    Vice President, Chief Financial Officer
      and Treasurer

                              INDEX TO EXHIBITS
                                 (Item 6(a))


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.1       National Education Corporation Retirement Plan
           (Restated as of January 1, 1989)(As Amended
           through January 1, 1992) (1) . . . . . . . . . . . . .        *

10.2       National Education Corporation Retirement Plan
           Trust (2). . . . . . . . . . . . . . . . . . . . . . .        *

10.3       1981 Long-Term Incentive Plan (3). . . . . . . . . . .        *

10.4       1983 Stock Option Plan (4) . . . . . . . . . . . . . .        *

10.5       Advanced Systems, Incorporated 1984 Stock
           Option and Stock Appreciation Rights Plan (5). . . . .        *

10.6       1986 Stock Option and Incentive Plan, as
           amended (6). . . . . . . . . . . . . . . . . . . . . .        *

10.7       1990 Stock Option and Incentive Plan (7) . . . . . . .        *

10.8       1991 Directors' Stock Option Plan (8). . . . . . . . .        *

10.9       Rights Agreement, dated October 29, 1986,
           between National Education Corporation and
           Bank of America National Trust and Savings
           Association, Rights Agent (including exhibits
           thereto) (9) . . . . . . . . . . . . . . . . . . . . .        *

10.10      Addendum No. 1 to Rights Agreement dated
           October 29, 1986 (10). . . . . . . . . . . . . . . . .        *

10.11      Indenture, dated as of May 15, 1986, between
           National Education Corporation and Continental
           Illinois National Bank and Trust Company of
           Chicago, as Trustee (11) . . . . . . . . . . . . . . .        *

10.12      Tripartite Agreement Dated as of May 31, 1990,
           among National Education Corporation, Conti-
           nental Bank as Resigning Trustee, and IBJ
           Schroder Bank & Trust Company as Successor
           Trustee (12) . . . . . . . . . . . . . . . . . . . . .        *


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.13      National Education Corporation Purchase Agree-
           ment, Senior Subordinated Convertible Deben-
           tures, dated as of February 15, 1991 (13). . . . . . .        *

10.14      National Education Corporation Supplemental
           Executive Retirement Plan, as amended (14) . . . . . .        *

10.15      Supplemental Benefit Plan for Non-Employee
           Directors (15) . . . . . . . . . . . . . . . . . . . .        *

10.16      Retirement Agreement with J.J. McNaughton (16) . . . .        *

10.17      Intercompany Agreement Between National
           Education Corporation and Steck-Vaughn
           Publishing Corporation dated June 30, 1993 (17). . . .        *

10.18      Tax Sharing Agreement Between National
           Education Corporation and Its Direct and
           Indirect Corporate Subsidiaries dated
           January 1, 1993 (18) . . . . . . . . . . . . . . . . .        *

10.19      Asset Purchase Agreement Between Steck-Vaughn
           Company and Creative Edge Inc. dated as of
           April 26, 1993 (19). . . . . . . . . . . . . . . . . .        *

10.20      $10,000,000 Credit Agreement Between National
           Education Corporation and Bankers Trust
           Company as Agent, dated as of December 22,
           1993 (the "Credit Agreement") (Confidential
           treatment under Rule 24b-2 has been requested
           for portions of this exhibit.)(20) . . . . . . . . . .        *

10.21      First Amendment to Credit Agreement dated as
           of December 31, 1993 (21). . . . . . . . . . . . . . .        *

10.22      Second Amendment to Credit Agreement, dated
           as of April 15, 1994 (Confidential treatment
           under Rule 24b-2 has been requested for
           portions of this exhibit.) (22). . . . . . . . . . . .

11.1       Calculation of Primary Earnings Per Share (22) . . . .

11.2       Calculation of Fully Diluted Earnings Per
           Share (22) . . . . . . . . . . . . . . . . . . . . . .


__________________

* incorporated by reference from a previously filed document

(1) Incorporated by reference to Exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

(2) Incorporated by reference to Exhibit 10(b) filed with Registration Statement on Form S-8 (No. 2-86904), filed October 3, 1983.

(3) Incorporated by reference to Exhibit 15 filed with Registration Statement on Form S-8 (No. 2-71650), filed April 7, 1981.

(4) Incorporated by reference to Exhibit D filed with the 1983 Proxy Statement dated April 25, 1983, for the annual meeting dated
           May 19, 1983.

(5) Incorporated by reference to Exhibit 10.15 filed with the Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

(6) Incorporated by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

(7) Incorporated by reference to Exhibit "A" filed with the 1990 Proxy Statement, filed April 2, 1990.

(8) Incorporated by reference to Exhibit "A" filed with the 1991 Proxy Statement, filed April 1, 1991.

(9) Incorporated by reference to Exhibit 4.1 filed with Form 8-K Current Report, dated October 29, 1986, filed October 30, 1986.

(10) Incorporated by reference to Exhibit 4 filed with the Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

(11) Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Registration Statement on Form S-3 (No. 33-5552), filed May 16, 1986.

(12) Incorporated by reference to Exhibit 4 filed with the Form 10-Q Quarterly Report for the quarterly period ended June 30, 1990.

(13) Incorporated by reference to Exhibit 4 filed with Form 8-K Current Report, dated February 20, 1991, filed February 27, 1991.

(14) Incorporated by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

(15) Incorporated by reference to Exhibit 10.18 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

(16) Incorporated by reference to Exhibit 10.19 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

(17) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to the Steck-Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

(18) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to the Steck-Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

(19) Incorporated by reference to Exhibit 10.13 filed with the Steck-Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed May 7, 1993.

(20) Incorporated by reference to Exhibit 10.20 filed with the Annual Report on Form 10-K for the year ended December 31, 1993, filed March 28, 1994.

(21) Incorporated by reference to Exhibit 10.21 filed with the Annual Report on Form 10-K for the year ended December 31, 1993, filed March 28, 1994.

(22)       Filed herewith.