Form 10-Q/A
period 1994-03-31
NATIONAL EDUCATION CORP
filed 1994-05-13
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549





FORM 10-Q/A
AMENDMENT NO. 1

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


The undersigned Registrant hereby amends the following item in its quarterly report on Form 10-Q for the quarterly period ended March 31, 1994:

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



Date:  May 13, 1994


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

10.21      First Amendment to Credit Agreement dated as
           of December 31, 1993 (21). . . . . . . . . . . . . . .        *

10.22      Second Amendment to Credit Agreement, dated
           as of April 15, 1994 (Confidential treatment
           under Rule 24b-2 has been requested for
           portions of this exhibit.) (22). . . . . . . . . . . .        *

11.1       Calculation of Primary Earnings Per Share (23) . . . .

11.2       Calculation of Fully Diluted Earnings Per
           Share (23) . . . . . . . . . . . . . . . . . . . . . .


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

(20) Incorporated by reference to Exhibit 10.20 filed with the Annual Report on Form 10-K for the year ended December 31, 1993, filed March 28, 1994.

(21) Incorporated by reference to Exhibit 10.21 filed with the Annual Report on Form 10-K for the year ended December 31, 1993, filed March 28, 1994.

(22) Incorporated by reference to Exhibit 10.22 filed with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, filed May 12, 1994.

(23)       Filed herewith.