Form 10-Q
period 1994-06-30
NATIONAL EDUCATION CORP
filed 1994-08-12
CIK 277821

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1994
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ---------------------

                                 Commission file number 1-6981
                                                        ------


                         NATIONAL EDUCATION CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                 I.R.S. No. 95-2774428
- - -------------------------------------------------------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

             18400 Von Karman Avenue, Irvine, California  92715-1594
- - -------------------------------------------------------------------------------
           (Address of principal executive offices, including zip code)


                                  714/474-9400
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  29,560,776 common stock shares outstanding at July 31, 1994
- - -------------------------------------------------------------------------------

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                      ----------------------         ----------------------
(dollars in thousands, except per share amounts)                        1994          1993             1994          1993
                                                                      --------      --------         --------      --------
Tuition and Contract Revenues                                         $ 43,171      $ 41,584         $ 83,168      $ 78,726
Publishing Revenues                                                     15,166        14,096           24,641        24,279
                                                                      --------      --------         --------      --------
Net Revenues                                                            58,337        55,680          107,809       103,005
Costs and Expenses:
        Contract course materials and service costs                     16,937        18,774           33,898        36,095
        Publishing costs and materials                                   6,131         4,912           10,571         9,364
        Selling and promotion                                           25,042        21,663           44,336        41,084
        General and administrative                                       7,523         9,246           16,425        18,597
        Amortization of acquired intangible assets                         427         1,529              853         3,003
        Interest expense                                                 1,511         1,436            2,963         2,872
        Investment income                                               (1,386)         (647)          (1,899)       (1,316)
        Other (income) and expense                                        (212)          438             (307)           81
                                                                      --------      --------         --------      --------
Income (Loss) Before Income Tax Benefit, Minority
Interest and Discontinued Operations                                     2,364         (1671)             969        (6,775)
          Income Tax (benefit)                                             986          (689)             405        (2,768)
                                                                      --------      --------         --------      --------
Income (Loss) Before Minority Interest and
Discontinued  Operations                                                 1,378          (982)             564        (4,007)
Minority interest in consolidated subsidiary                               375            --              497            --
                                                                      --------      --------         --------      --------
Income (Loss) from Continuing Operations                                 1,003          (982)              67        (4,007)


        Loss from discontinued operations                               (7,412)       (2,564)          (9,420)       (3,888)
        Loss on disposal of discontinued operations                    (40,032)           --          (40,032)           --
                                                                      --------      --------         --------      --------
Net Loss                                                              $(46,441)     $ (3,546)        $(49,385)     $ (7,895)
                                                                      ========      ========         ========      ========

Earnings (Loss) Per Share From Continuing                             $   .03       $   (.03)        $     --      $   (.13)
Operations                                                            ========      ========         ========      ========

Loss Per Share                                                        $  (1.57)     $   (.12)        $  (1.67)     $   (.26)
                                                                      ========      ========         ========      ========

Weighted Average Number of Shares Outstanding                           29,626        30,072           29,641        30,097






Unaudited.
See accompanying notes and management's discussion and analysis.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

(dollars in thousands)                                                          June 30,     December 31,      June 30,
- - ---------------------                                                             1994           1993            1993
                                                                                --------     ------------      --------
Assets
Current Assets
   Cash, including time deposits of $21,706, $32,855 and $22,610                $ 28,330       $ 38,546        $ 30,539
   Investment securities:
     Held to maturity and available-for-sale securities                           15,217             --              --
     At lower of cost or market (market value of --, $17,964 and $13,225)             --         16,300          11,855
   Receivables, net of allowance of $3,721, $10,437 and $9,658                    27,894         54,012          42,832
   Inventories and supplies                                                       23,355         25,594          26,212
   Prepaid and deferred marketing expenses                                        35,916         37,187          43,765
   Assets held for disposition                                                    19,485             --              --
   Other current assets                                                           15,002         19,038          15,927
                                                                                --------       --------        --------
        Total current assets                                                     165,199        190,677         171,130
Contracts Receivable                                                                 620          2,212           4,698
Land, Buildings and Equipment, less accumulated
   depreciation of $60,830, $118,997 and $119,963                                 23,169         46,056          44,842
Acquired Intangible Assets, less accumulated amortization
   of $87,988, $95,635 and $81,993                                                50,910         48,497          62,108
Deferred Income Taxes                                                             25,793         25,793          12,384
Other Assets                                                                      10,302         10,656          11,623
                                                                                --------       --------        --------
                                                                                $275,993       $323,891        $306,785
                                                                                ========       ========        ========
Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable                                                             $  6,029       $  8,635        $  7,245
   Accrued expenses                                                               32,260         42,351          39,772
   Accrued salaries and wages                                                      5,327          8,726          10,400
   Accrued disposition costs                                                      27,100         12,282              --
   Deferred contract revenues                                                     10,030         16,425          18,880
   Current portion of long-term debt                                               7,880            607             625
   Accrued and deferred income taxes                                                 932          3,149              --
                                                                                --------       --------        --------
     Total current liabilities                                                    89,558         92,175          76,922
 Liabilities Payable After One Year                                             --------       --------        --------
   Long-term debt, less current portion                                            5,578          2,556           3,003
   Senior subordinated convertible debentures                                     20,000         20,000          20,000
   Convertible subordinated debentures                                            57,494         57,494          57,494
   Other noncurrent liabilities                                                    8,147          7,989          10,279
                                                                                --------       --------        --------
                                                                                  91,219         88,039          90,776
                                                                                --------       --------        --------
 Minority Interest in Equity of Consolidated Subsidiary                            8,187          8,046              --
                                                                                --------       --------        --------
Stockholder's Equity
  Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued           --             --              --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     30,260,858 shares, 30,092,810 shares and 30,066,436 shares issued             2,109          2,108           2,108
   Additional paid-in capital                                                    132,830        132,262         132,068
   Retained (deficit) earnings                                                   (35,704)        13,681          15,405
   Unrealized gain on available-for-sale securities, net of tax                      166             --              --
   Cumulative foreign exchange translation adjustment                             (7,464)        (7,565)         (6,646)
   Notes receivable under stock option plans                                          --             --            (107)
                                                                                --------       --------        --------
                                                                                  91,937        140,486         142,828

   Less common stock in treasury 697,461, 689,315 and 542,815                     (4,908)        (4,855)         (3,741)
                                                                                --------       --------        --------
        Total stockholders' equity                                                87,029        135,631         139,087
                                                                                --------       --------        --------
                                                                                $275,993       $323,891        $306,785
                                                                                ========      =========        ========


Unaudited.
See accompanying notes and management's discussion and analysis.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                                                             Three Months Ended       Six Months Ended
                                                                                   June 30,               June 30,
                                                                             -------------------   ---------------------
(dollars in thousands)                                                        1994         1993       1994        1993
- - ----------------------                                                      --------     -------   --------     --------
Cash Flows From Operating Activities:
        Net loss                                                            $(46,441)    $(3,546)   $(49,385)    $(7,895)
        Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
                Loss on discontinued operations                                7,412       2,564       9,420       3,888
                Loss on disposal of discontinued operations                   40,032          --      40,032          --
                Depreciation and amortization                                  1,382       1,916       2,729       3,848
                Amortization of acquired intangible assets                       427       1,529         853       3,003
                Provision for doubtful accounts                                  157         359         301         735
                (Gain)/loss on foreign currency exchange                        (212)        438        (307)         81
                Change in assets and liabilities:
                        Receivables, net                                      (1,905)        434      12,577      20,519
                        Inventories and supplies                                 905         202         527         513
                        Prepaid and deferred marketing expenses                  420        (233)    (11,030)     (8,431)
                        Accounts payable and accrued expenses                 (9,891)       (674)    (12,167)      2,054
                        Accrued and deferred income taxes                       (455)     (8,380)     (2,403)    (10,796)
                        Deferred contract revenues                              (845)     (2,892)       (661)     (3,343)
                        Other                                                  3,675       4,128       2,122      (1,034)
                                                                             -------     -------     -------     -------
        Net Cash From Operating Activities                                    (5,339)     (4,155)     (7,392)      3,142
                                                                             -------     -------     -------     -------

Cash Flows For Investing Activities:
        Additions to land, building and equipment                             (2,102)     (3,343)     (3,635)     (4,857)
        Dispositions of land, buildings and equipment                            215          27         260          27
        Changes in marketable securities                                       4,176         592       1,335        (860)
        Acquisition of business, net of cash acquired                             --      (5,417)     (3,870)     (5,417)
        Discontinued operations                                               (6,846)     (7,964)     (8,739)     (5,833)
                                                                             -------     -------     -------     -------

        Net Cash for Investing Activities                                     (4,557)    (16,105)    (14,649)    (16,940)
                                                                             -------     -------     -------     -------

Cash Flows From Financing Activities:
        Additions to long term debt                                            3,906          --       3,906          --
        Reductions in long-term debt                                            (177)        (57)       (262)       (203)
        Changes in short term borrowings                                       7,310          --       7,310          --
        Minority interest in earnings of consolidated subsidiary                  19          --         141          --
        Common stock, stock options and related tax benefits                     215         111         569         166
        Purchase of common stock for treasury                                     --      (3,191)        (53)     (3,571)
                                                                             -------     -------     -------     -------
        Net Cash From Financing Activities                                    11,273      (3,137)     11,611      (3,608)
                                                                             -------     -------     -------     -------
Effect of exchange rate changes on cash                                          127        (720)        214        (524)
                                                                             -------     -------     -------     -------
Net Change In Cash and Equivalents                                             1,504     (24,117)    (10,216)    (17,930)
Cash and equivalents at the beginning of the period                           26,826      54,656      38,546      48,469
                                                                             -------     -------     -------     -------
Cash and Equivalents at the End of the Period                                $28,330     $30,539     $28,330     $30,539
                                                                             =======     =======     =======     =======

Unaudited.
See accompanying notes and management's discussion and analysis.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)


NOTE 1 - Summary of Accounting Policies
- - ---------------------------------------

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

A substantial portion of selling and promotion costs at National Education Training Group (NETG) and Steck-Vaughn are deferred and fully amortized within the calendar year to properly match the costs with revenues due to the seasonal nature of revenue realization. Due to the seasonal nature of NETG's and Steck-Vaughn's traditional selling cycle, selling and promotion costs are typically deferred in the first half of the year and amortized in the latter half of the year. Certain prior year amounts have been reclassified to conform with the 1994 presentation (see Note 3).

NOTE 2 - Business Combination
- - -----------------------------

During the first quarter of 1994, the Company, through ICS Learning Systems, purchased the stock of M-Mash, Inc. (MicroMash) for approximately $3,870,000, net of cash received. The transaction was accounted for as a purchase and the operating results of MicroMash have been included in the Company's consolidated financial statements since the effective date of acquisition.
The net assets and operating results of MicroMash are not material to the consolidated financial statements of the Company.

NOTE 3 - Business Disposition
- - -----------------------------

In June 1994, the Company adopted a plan to dispose of its Education
Centers subsidiary. As a result, the Company recorded a second quarter charge of $40,032,000 to write-down assets to estimated net realizable value, provide for estimated gains/losses on the sale of certain schools, and to provide for the estimated costs of closing and teaching-out the remaining schools. No tax benefits were provided on this charge and proceeds from the sale of certain schools will be used to offset expenses incurred to teach-out students at the schools to be closed. The Education Centers are being accounted for as discontinued operations and prior period statements of operations have been reclassified to reflect this treatment. Revenues for the Education Centers were $23,923,000 and $33,500,000 for the three months ended June 30, 1994 and 1993, respectively, and revenues for the six months ended June 30, 1994 and 1993 were $51,453,000 and $69,210,000, respectively. No tax benefits were recorded on Education Centers losses for the three months ended June 30, 1994, while a tax benefit of $1,138,000 was provided for the prior year period. Tax benefits of $1,008,000 and $1,725,000 were provided for Education Centers losses for the six months ended June 30, 1994 and 1993, respectively.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)


NOTE 3 - Business Disposition (continued)
- - ----------------------------------------

The estimated net realizable value of the Education Centers assets have been segregated on the June 30, 1994 balance sheet as net assets held for disposition. The assets held for disposition also include the estimated amounts recoverable during the teach-out process. Liabilities associated with the cost of closing and teaching-out certain schools have been segregated as accrued disposition costs. Prior period balance sheet information has not been restated to reflect the discontinuance of the Education Centers.

For purposes of presenting the statement of cash flows, prior year periods have been reclassified to reflect the discontinued operations.

NOTE 4 - Earnings (Loss) Per Share
- - ----------------------------------

Earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options.

NOTE 5 - Investment Securities
- - ------------------------------

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which resulted in a change in the accounting for debt and equity securities held for investment purposes. Prior to January 1, 1994, the Company carried debt and equity securities at the lower of aggregate cost or market value. In accordance with SFAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. Since the adoption of this standard, the Company recorded increases in available-for-sale securities of $251,000 and a related deferred tax liability of $85,000, resulting in a net increase of $166,000 in stockholders' equity.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)


NOTE 5 - Investment Securities (continued)
- - ------------------------------------------
The amortized cost and estimated fair value of the securities are as follows:

                                                           June 30, 1994
                                       ---------------------------------------------------
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized      Fair
(dollars in thousands)                    Cost          Gain           Loss         Value
- - ----------------------                 ----------     ----------     ----------     -----
Tax exempt municipal bond funds
   held-to-maturity                    $  7,050       $       --     $       --    $  7,050
                                       -------        ----------     ----------    --------
Available -for-sale:
   Corporate income funds                 5,098              290           (195)      5,193
   Preferred stock                        2,818              227            (71)      2,974
                                       --------       ----------     ----------    --------
Total available-for-sale                  7,916              517           (266)      8,167
                                       --------       ----------     ----------    --------
Total securities                       $ 14,966       $      517     $     (266)   $ 15,217
                                       ========       ==========     ==========    ========



                                                        December 31, 1993
                                       ---------------------------------------------------
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized      Fair
(dollars in thousands)                    Cost          Gain           Loss         Value
- - ----------------------                 ----------     ----------     ----------     -----
Tax exempt municipal bond funds
   held-to-maturity                    $   5,500      $       --     $      --      $ 5,500
                                       ---------      ----------     ---------      -------
Available -for-sale:
   Corporate income funds                  6,678             503          (123)       7,058
   Preferred stock                         3,797             581           (54)       4,324
   Other                                     325             757            --        1,082
                                       ---------      ----------     ---------      -------
Total available-for-sale                  10,800           1,841          (177)      12,464
                                       ---------      ----------     ---------      -------
Total securities                       $  16,300      $    1,841     $    (177)     $17,964
                                       =========      ==========     =========      =======



NOTE 6 - Statements of Cash Flows Supplementary Information
- - -----------------------------------------------------------



                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                             ------------------             ----------------
(dollars in thousands)                       1994          1993             1994        1993
- - ----------------------                       ----          ----             ----        ----
Cash Paid During the Period For:
Interest expense                           $ 2,028       $ 2,033          $ 3,129     $ 2,834
Income taxes, net of income tax
   refunds                                 $ 1,162       $ 2,250          $ 1,972     $ 5,791


                                                     7

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                              Six Months Ended
                                                  June 30,
                                              ----------------                                     Percent
(dollars in thousands)                     1994              1993             Variance             Change
- - ----------------------                     ----              ----             --------             -------

Net Revenues
   ICS Learning Systems                $ 29,492           $25,759            $  3,733              14.5
   Steck-Vaughn Publishing               15,166            14,096               1,070               7.6
   NETG                                  12,992            15,544              (2,552)            (16.4)
   Other                                    687               281                 406             144.5
Total Net Revenues                     --------           -------            --------
                                       $ 58,337           $55,680            $  2,657               4.8
                                       ========           =======            ========
Operating Income (Loss):
   ICS Learning Systems                $  5,093             5,086            $      7               0.1
   Steck-Vaughn Publishing                3,468             4,116                (648)            (15.7)
   NETG                                  (4,018)           (6,462)              2,444              37.8
   Other                                   (303)             (206)                (97)            (47.1)
                                       --------           -------            --------
Total Segment Operating Income            4,240             2,534               1,706              67.3
   General corporate expenses            (1,963)           (2,978)              1,015              34.1
   Interest expense                      (1,511)           (1,436)                (75)             (5.2)
   Investment income                      1,386               647                 739             114.2
   Other income and (expense)               212              (438)                650                --
                                       --------           -------            --------

Income (Loss) Before Income Taxes
 (Benefit), Minority Interest and
 Discontinued Operations                  2,364            (1,671)              4,035                --
   Income taxes (benefit)                   986              (689)              1,675                --
                                       --------           -------            --------
Income (Loss) Before Minority
Interest and Discontinued
 Operations                               1,378              (982)              2,360                --
   Minority interest                        375                --                 375                --
                                       --------           -------            --------

Income (Loss) From Continuing
 Operations                               1,003              (982)              1,985                --
   Discontinued operations              (47,444)           (2,564)            (44,880)               --
                                       --------           -------            --------
Net Loss                               $(46,441)          $(3,546)           $(42,895)               --
                                       ========           =======            ========



Three Months Ended June 30, 1994 Compared to Three Months Ended June 30, 1993
- - -----------------------------------------------------------------------------

Revenues of $58,337,000 for the three months ended June 30, 1994, were $2,657,000 or 4.8% higher than revenues of $55,680,000 in the prior year. Income from continuing operations was $1,003,000 or $.03 per share compared to a loss of $982,000 or $.03 per share. Net loss for the period was $46,441,000 or $1.57 per share compared to a loss of $3,546,000 or $.12 per share in the prior year. Effective June 30, 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. The plan resulted in a second quarter charge of $40,032,000 ($1.35 loss per share) to write-down assets, provide for estimated gains/losses on the sale of certain schools, and to provide for the estimated costs of closing and teaching-out certain schools. The revenues and expenses of the Education Centers have been netted and segregated as discontinued operations for the periods ending June 30, 1994 and prior period statements of operations have been restated to reflect this change.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues at ICS Learning Systems increased significantly during the quarter primarily due to continued strong revenue performance at the domestic operations while revenues at the international operations increased slightly. Increased operating income at the domestic operation was offset by customary seasonal losses at MicroMash and lower operating income at the international operations resulting in relatively flat operating income as compared to the prior year. Increased revenues at the domestic operation were primarily due to a 33.2% increase in enrollments and the acquisition of MicroMash during the first quarter of 1994. The significant domestic enrollment increase primarily resulted from the higher enrollment conversion rates resulting from the expanded telesales efforts, which enroll students directly over the phone. International revenues increased slightly during 1994 primarily due to increased enrollments of 3.3% during the quarter. Enrollments increased at all locations except Canada, which experienced lower telesales leads during 1994 resulting in lower overall enrollment conversion rates. Course service costs at the domestic operation decreased as a percentage of revenue primarily due to product mix while the international operations remained relatively flat. As a result of higher spending at the international operations, selling and promotional costs increased as a percentage of revenue. In addition, the expanded domestic telesales efforts resulted in a slight increase in selling and promotional costs as a percentage to revenues. General and administrative costs were higher during the second quarter of 1994 primarily due to increased costs associated with the MicroMash operation and the initial costs to integrate information systems.

Revenues increased at Steck-Vaughn during the quarter while operating income declined. The revenue increase primarily resulted from higher sales in the elementary school product lines and increased distributor sales for library products. Publishing costs and materials were higher as a percentage of revenues during the quarter primarily due to the increased distributor sales which have higher associated publishing costs. Additionally, the continued expansion of Steck-Vaughn's product line resulted in increased product development costs during the period. Selling and promotional costs increased during the quarter due to the reorganization and expansion of the Steck-Vaughn sales force effective January 1994. The reorganization resulted in the segmentation of the sales force into two groups. One group focuses on the elementary, junior high and library marketplaces while the other group focuses on the high school and adult education marketplaces.

Revenues at NETG decreased at both the domestic and international operations during the quarter. Operating results at the domestic operations improved as compared to the prior year while operating results at the international operations decreased primarily due to the revenue decline. The revenue decrease at the domestic and international operations primarily resulted from lower contract backlog at the beginning of 1994 as compared to 1993. New orders and contracts slightly increased during the period; however, decreasing contract backlog has more than offset the new orders and renewal increases. Operating results improved at the domestic operations due to cost reductions throughout the organization.Course service costs decreased during 1994 primarily due to the lower revenues, reduced product development expenses and lower overall royalty rates paid to outside course developers. Selling and marketing costs decreased significantly primarily due to reductions in the sales force and lower commission costs resulting from lower revenues. General and administrative costs decreased primarily due to favorable loss experience rates resulting in lower insurance costs which were partially offset by increased consulting costs. The increased consulting costs primarily relate to the reengineering effort underway at NETG which has significantly contributed to the cost reductions discussed above.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Operating results of ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as discussed above. Foreign currency exchange gains, recorded to other income, of $212,000 were recorded during the quarter compared to losses of $438,000 in the prior year period.

General corporate expenses decreased during the period primarily due to favorable loss experience rates resulting in lower insurance costs and reduced outside consulting costs for the company-wide financial reengineering effort funded by the corporate location.

Investment income increased during the period due to gains realized in connection with the sale of certain marketable securities.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                              Six Months Ended
                                                  June 30,
                                              ----------------                                     Percent
(dollars in thousands)                     1994              1993              Variance            Change
- - ----------------------                     ----              ----              --------            -------
Net Revenues
    ICS Learning Systems                $ 57,777          $  49,383            $  8,394             17.0
    Steck-Vaughn Publishing               24,641             24,279                 362              1.5
    NETG                                  24,031             28,832              (4,801)           (16.7)
    Other                                  1,360                511                 849            166.1
                                        --------          ---------            --------
Total Net Revenues                      $107,809          $ 103,005            $  4,804              4.7
                                        ========          =========            ========


Operating Income (Loss):
    ICS Learning Systems                $ 10,167          $   9,098            $  1,069             11.7
    Steck-Vaughn Publishing                4,693              5,925              (1,232)           (20.8)
    NETG                                  (8,566)           (14,040)              5,474             39.0
    Other                                   (571)              (410)               (161)           (39.3)
                                        --------          ---------            --------
Total Segment Operating Income             5,723                573               5,150               --
    General corporate expenses            (3,997)            (5,711)              1,714             30.0
    Interest expense                      (2,963)            (2,872)                (91)            (3.2)
    Investment income                      1,899              1,316                 583             44.3
    Other income and (expense)               307                (81)                388               --
                                        --------          ---------            --------
Income (Loss) Before Income Taxes
  (Benefit), Minority Interest and
  Discontinued Operations                    969             (6,775)              7,744               --
    Income taxes (benefit)                   405             (2,768)              3,173               --
                                        --------          ---------            --------
Income (Loss) Before Minority Interest
  and Discontinued Operations                564             (4,007)              4,571               --
    Minority Interest                        497                 --                 497               --
                                        --------          ---------            --------
Income (Loss) From Continuing
  Operations                                  67             (4,007)              4,074               --
    Discontinued operations              (49,452)            (3,888)            (45,564)              --
                                        --------          ---------            --------
Net Loss                                $(49,385)         $  (7,895)           $(41,490)              --
                                        ========          =========            ========


Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993
- - -------------------------------------------------------------------------

Revenues of $107,809,000 for the six months ended June 30, 1994, were $4,804,000 or 4.7% higher than revenues of $103,005,000 in the prior year. Income from continuing operations was $67,000 compared to a loss of $4,007,000 or $.13 per share. Net loss for the period was $49,385,000 or $1.67 per share compared to a loss of $7,895,000 or $.26 per share in the prior year.

ICS and NETG experienced similar changes in revenues and operating results as occurred for the three month period previously discussed.

Increased revenues at Steck-Vaughn resulted primarily from the higher second quarter revenues previously discussed which were partially offset by lower revenues during the first quarter of the year. The reduced first quarter revenues primarily resulted from adverse winter weather conditions affecting the Midwest, mid-Atlantic and Northeast regions of the United States. Additionally, the sales force reorganization during the beginning of the year resulted in a temporary disruption in the sales organization. Operating income decreased compared to the prior year primarily due to the same explanations discussed in the quarter analysis.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as discussed above. Foreign currency exchange gains of $307,000 were recorded during the period as compared to losses of $81,000 in the prior year.


Liquidity and Capital Resources
- - -------------------------------

The Company's primary sources of liquidity are cash, marketable securities and cash provided from operations. (See Note 3 to the financial statements regarding discontinued operations.) At June 30, 1994, the Company had $43,547,000 in cash and marketable securities, of which $13,549,000 was held in the account of Steck-Vaughn.

In December 1993, the Company entered into a revolving bank credit agreement in the amount of $10,000,000 which matures on December 21, 1994. As of June 30, 1994, $7,000,000 was outstanding under the revolving bank credit agreement. On June 10, 1994, Steck-Vaughn entered into a revolving bank credit agreement in the amount of $10,000,000 with a maturity of June 10, 1996. The agreement provides for borrowings at prime plus .5 percent or, at Steck-Vaughn's option, LIBOR plus 1.5 percent. At June 30, 1994, no amounts were outstanding under the bank credit facility.

Cash outflows from operating activities for the six months ended June 30, 1994, of $7,392,000 were $10,534,000 lower than the cash from operating activities of $3,142,000 in the prior year. The decrease in cash flow is primarily attributable to changes in accrued expenses of $14,221,000 primarily resulting from the 1994 payment of certain accruals primarily at NETG and corporate, and changes in net receivables due to the declining contract receivables at NETG from long term contract revenues. Partially offsetting these decreases were lower cash requirements of $8,393,000 for accrued and deferred income taxes.

Cash flows from financing activities increased during 1994 primarily as a result of the $7,000,000 draw on the available line of credit and the financing of the ICS Learning Systems land and building which resulted in proceeds of $4,188,000. The line of credit provided approximately $4,000,000 to finance the acquisition of MicroMash during the first quarter of the year.

The Company expects that cash, marketable securities, the revolving bank credit agreement and cash provided from operations, which includes to a certain extent, the continued funding of Education Centers' students under government student financial aid programs until final disposition of the schools, will be sufficient to provide for the teach-out of the Education Centers, planned working capital requirements, debt service and capital expenditures for the foreseeable future.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Stockholders


A regular annual meeting of the stockholders of the Company was held on May 13, 1994. Three directors were elected for terms that will continue until the Company's annual meeting of stockholders in 1997, or until each director's successor has been elected and qualified. The vote was as follows:

                                              Number of Shares
                                    --------------------------------------
                Name                    For             Authority Withheld
        -------------------         -----------         ------------------
        Leonard W. Jaffe            25,947,665                160,189
        Frederic V. Malek           25,948,744                159,110
        William D. Walsh            25,962,639                145,215

The stockholders also ratified the appointment of Price Waterhouse as Independent Public Accountants. The vote was as follows:

                         Number of Shares
            -------------------------------------------
                For           Against        Abstain
            -----------       -------        -------

            25,941,510        108,801        57,543



Item 6. Exhibits and Reports on Form 8-K

a) See Exhibit Index following this Form 10-Q.

b) Reports on Form 8-K. On July 13, 1994, the Company filed a Current Report on Form 8- K dated June 28, 1994 reporting the Company's announcement of its plans to discontinue the operations of its National Education Centers subsidiary.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 11, 1994               By /s/ KEITH K. OGATA
                                        ---------------------------------------
                                        Keith K. Ogata
                                        Vice President, Chief Financial Officer
                                        and Treasurer

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                  (Item 6(a))


Exhibit #       Description                                         Sequentially # Page
- - ---------       -----------                                         -------------------

10.1            National Education Corporation Retirement Plan             *
                (Restated as of January 1, 1989) (As Amended
                through January 1, 1992) (1)

10.2            National Education Corporation Retirement Plan             *
                Trust (2)

10.3            1981 Long-Term Incentive Plan (3)                          *

10.4            1983 Stock Option Plan (4)                                 *

10.5            Advanced Systems, Incorporated 1984 Stock Option           *
                and Stock Appreciation Rights Plan (5)

10.6            1986 Stock Option and Incentive Plan as Amended (6)        *

10.7            1990 Stock Option and Incentive Plan (7)                   *

10.8            1991 Directors' Stock Option Plan (8)                      *

10.9            Rights Agreement, dated October 29, 1986, between          *
                National Education Corporation and Bank of America
                National Trust and Savings Association, Rights Agent
                (including exhibits thereto) (9)

10.10           Addendum No. 1 to Rights Agreement, dated                  *
                October 29, 1986 (10)

10.11           Indenture, dated as of May 15, 1986, between               *
                National Education Corporation and Continental
                Illinois National Bank and Trust Company of Chicago,
                as Trustee (11)

10.12           Tripartite Agreement, dated as of May 31, 1990,            *
                among National Education Corporation, Continental
                Bank as Resigning Trustee, and IBJ Schroeder Bank
                & Trust Company as Successor Trustee (12)

10.13           National Education Corporation Purchase Agreement,         *
                Senior Subordinated Convertible Debentures, dated
                as of February 15, 1991 (13)

10.14           National Education Corporation Supplemental                *
                Executive Retirement Plan, as Amended (14)

10.15           Supplemental Benefit Plan for Non-Employee                 *
                Directors (15)

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Exhibit #       Description                                         Sequentially # Page
- - ---------       -----------                                         --------------------

10.16           Retirement Agreement with J.J. McNaughton (16)              *

10.17           Intercompany Agreement between National                     *
                Education Corporation and Steck-Vaughn Publishing
                Corporation, dated June 30, 1993 (the "Intercompany
                Agreement") (17)

10.18           Tax Sharing Agreement between National Education            *
                Corporation and Its Direct and Indirect Corporate
                Subsidiaries, dated January 1, 1993 (18)

10.19           Asset Purchase Agreement between Steck-VaughnCompany        *
                and Creative Edge, Inc., dated as of April 26,1993 (19)

10.20           $10,000,000 Credit Agreement between National               *
                Education Corporation and Bankers Trust Company
                as Agent, dated as of December 22, 1993 (the "Credit
                Agreement") (Confidential treatment under Rule 24b-
                2 has been granted for portions of this exhibit.) (20)

10.21           First Amendment to Credit Agreement, dated as of            *
                December 31, 1993 (21)

10.22           Second Amendment to Credit Agreement, dated as of           *
                April 15,1994 (Confidential treatment under Rule
                24b-2 has been requested for portions of this exhibit.)
                (22)

10.23           First Amendment to Intercompany Agreement, dated
                June 10, 1994 between National Education
                Corporation and Steck-Vaughn Publishing
                Corporation (24)

10.24           Third Amendment to Credit Agreement, dated as of
                June 24, 1994 (Confidential treatment under Rule
                24b-2 has been requested for portions of this exhibit.)
                (24)

10.25           $10,000,000 Credit Agreement between Steck-Vaughn           *
                Company and NationsBank of Texas, dated as of
                June 10, 1994 (23)

11.1            Calculation of Earnings Per Share (24)


* Incorporated by reference from a previously filed document.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES



 1) Incorporated by reference to Exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

 2) Incorporated by reference to Exhibit 10(b) filed with Registration Statement on Form S- 8 (No. 2-86904), filed October 3, 1983.

 3) Incorporated by reference to Exhibit 15 filed with Registration Statement on Form S-8 (No. 2-71650), filed April 7, 1981.

 4) Incorporated by reference to Exhibit D filed with the 1983 Proxy Statement dated April 25, 1983, for the annual meeting dated May 19, 1983.

 5) Incorporated by reference to Exhibit 10.15 filed with the Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

 6) Incorporated by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

 7) Incorporated by reference to Exhibit "A" filed with the 1990 Proxy Statement, filed April 2, 1990.

 8) Incorporated by reference to Exhibit "A" filed with the 1991 Proxy Statement, filed April 1, 1991.

 9) Incorporated by reference to Exhibit 4.1 filed with Form 8-K Current Report, dated October 29, 1986, filed October 30, 1986.

10) Incorporated by reference to Exhibit 4 filed with the Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

11) Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Registration Statement on Form S-3 (No. 33-5552), filed May 16, 1986.

12) Incorporated by reference to Exhibit 4 filed with the Form 10-Q Quarterly Report for the quarterly period ended June 30, 1990.

13) Incorporated by reference to Exhibit 4 filed with Form 8-K Current Report, dated February 20, 1991, filed February 27, 1991.

14) Incorporated by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

15) Incorporated by reference to Exhibit 10.18 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

16) Incorporated by reference to Exhibit 10.19 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

17) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to the Steck- Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


18) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to the Steck- Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

19) Incorporated by reference to Exhibit 10.13 filed with the Steck-Vaughn Publishing Corporation Registration Statement on Form S-1, File No. 33-62334, filed May 7, 1993.

20) Incorporated by reference to Exhibit 10.20 filed with the Annual Report on Form 10-K for the year ended December 31, 1993, filed March 28, 1994.

21) Incorporated by reference to Exhibit 10.21 filed with the Annual Report on Form 10-K for the year ended December 31, 1993, filed March 28, 1994.

22) Incorporated by reference to Exhibit 10.22 filed with the Quarterly Report on Form 10- Q for the quarter ended March 31, 1994, filed May 12, 1994.

23) Incorporated by reference to Exhibit 10.14 filed with Steck-Vaughn Publishing Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1994, filed on August 11, 1994.

24) Filed herewith.