Form 10-Q
period 1994-09-30
NATIONAL EDUCATION CORP
filed 1994-11-15
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549





FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

29,571,977 common stock shares outstanding at October 31, 1994

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
(amounts in thousands, except per share amounts)                           1994        1993             1994          1993
                                                                        __________   _________       ___________   __________
Tuition and Contract Revenues                                           $ 44,487     $ 37,774        $ 127,655     $ 116,500
Publishing Revenues                                                       18,852       17,431           43,493        41,710
                                                                        _________    ________        __________    _________
Net Revenues                                                              63,339       55,205          171,148       158,210
Costs and Expenses:
  Contract course materials and service costs                             17,937       18,530           51,794        54,593
  Publishing costs and materials                                           6,285        5,701           16,897        15,097
  Selling and promotion                                                   25,563       22,393           69,899        63,477
  General and administrative                                               8,200        9,660           24,625        28,257
  Amortization of acquired intangible assets                                 530        1,176            1,383         4,179
  Interest expense                                                         1,637        1,425            4,646         4,297
  Investment income                                                         (599)        (555)          (2,544)       (1,871)
  Other income                                                              (146)        (540)            (453)         (459)
  Unusual items                                                               --        9,232               --         9,232
  Gain on Steck-Vaughn Publishing Corporation public
   stock offering                                                             --      (21,260)              --       (21,260)
                                                                        _________    ________        __________    _________

Income Before Income Tax Benefit, Minority Interest and
  Discontinued Operations                                                  3,932        9,443            4,901         2,668
  Income tax (benefit)                                                     1,594       (3,748)           1,999        (6,515)
                                                                        _________    ________        __________    _________

Income Before Minority Interest and Discontinued
  Operations                                                               2,338       13,191            2,902         9,183
   Minority interest in consolidated subsidiary                              589          341            1,086           341
                                                                        _________    ________        __________    _________

Income From Continuing Operations                                          1,749       12,850            1,816         8,842
  Loss from discontinued operations                                           --      (16,662)          (9,420)      (20,549)
  Loss on disposal of discontinued operations                                 --           --          (40,032)           --
                                                                        _________    ________        __________    _________

Net Income (Loss)                                                       $  1,749     $ (3,812)       $ (47,636)    $ (11,707)
                                                                       ==========    =========       ==========    ==========

Earnings (Loss) Per Share From Continuing Operations:

  Primary earnings per share                                                $.06         $.43             $.06          $.30
                                                                            ====        ====              ====          ====

  Fully diluted earnings per share                                          $.06         $.37             $.06          $.27
                                                                            ====        ====              ====          ====

Earnings (Loss) Per Share                                                   $.06        $(.13)          $(1.61)        $(.39)
                                                                            ====       ======           =======        ======

Weighted Average Number of Shares Outstanding:
  Primary Shares                                                          29,658       29,628           29,643        29,939
  Fully diluted shares                                                    36,958       36,928           36,943        37,239



Unaudited.
See accompanying notes and management's discussion and analysis.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                             September 30,      December 31,     September 30,
(dollars in thousands)                                                            1994              1993              1993
____________________________________________________________________         _____________     _____________     _____________

ASSETS
Current Assets
  Cash, including time deposits of $21,131, $32,855 and $36,700               $  24,551        $   38,546        $  39,521
  Investment securities:
  Held to maturity and available-for-sale securities                             10,701                --               --
  At lower of cost or market (market value of $0, $17,964 and $11,755)               --            16,300           10,585
  Receivables, net of allowance of $3,271, $10,437 and $9,313                    30,758            54,012           49,616
  Inventories and supplies                                                       22,782            25,594           25,006
  Prepaid and deferred marketing expenses                                        40,994            37,187           45,352
  Assets held for disposition                                                     3,736                --               --
  Other current assets                                                           17,181            19,038           17,744
                                                                              _________        __________        _________
   Total current assets                                                         150,703           190,677          187,824
Contracts Receivable                                                                529             2,212            4,393
Land, Buildings and Equipment, less accumulated
  depreciation of $62,076, $118,997 and $119,934                                 23,569            46,056           45,829
Acquired Intangible Assets, less accumulated amortization
  of $88,521, $95,635 and $95,206                                                50,655            48,497           48,927
Deferred Income Taxes                                                            25,793            25,793           27,484
Other Assets                                                                      5,795            10,656           11,210
                                                                              _________        __________        _________
                                                                              $ 257,044        $  323,891        $ 325,667
                                                                              =========        ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                            $   8,168        $    8,635        $   7,754
  Accrued expenses                                                               30,960            42,351           43,151
  Accrued salaries and wages                                                      6,577             8,726            8,374
  Accrued disposition costs                                                       6,738            12,282           14,299
  Deferred contract revenues                                                      8,902            16,425           19,019
  Current portion of long-term debt                                               5,813               607              617
  Accrued and deferred income taxes                                               1,429             3,149               --
                                                                              _________        __________        _________
  Total current liabilities                                                      68,587            92,175           93,214
                                                                              _________        __________        _________
Liabilities Payable After One Year:
  Long-term debt, less current portion                                            5,374             2,556            2,716
  Senior subordinated convertible debentures                                     20,000            20,000           20,000
  Convertible subordinated debentures                                            57,494            57,494           57,494
  Other noncurrent liabilities                                                    8,187             7,989           10,869
                                                                              _________        __________        _________
                                                                                 91,055            88,039           91,079
                                                                              _________        __________        _________
Minority Interest in Equity of Consolidated Subsidiary                            8,925             8,046            7,782
                                                                              _________        __________        _________

Stockholder's Equity:
  Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued          --                --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
   30,268,725 shares, 30,092,810 shares and 30,086,781 shares issued              2,110             2,108            2,108
  Additional paid-in capital                                                    132,863           132,262          132,147
  Retained (deficit) earnings                                                   (33,955)           13,681           11,593
  Unrealized gain on available-for-sale securities, net of tax                      142                --               --
  Cumulative foreign exchange translation adjustment                             (7,775)           (7,565)          (7,304)
  Notes receivable under stock option plans                                          --                --              (97)
                                                                              _________        __________        _________
                                                                                 93,385           140,486          138,447
  Less common stock in treasury; 697,556 shares, 689,315 shares
   and 689,315 shares                                                            (4,908)           (4,855)          (4,855)
                                                                              _________        __________        _________
     Total stockholders' equity                                                  88,477           135,631          133,592
                                                                              _________        __________        _________
                                                                              $ 257,044        $  323,891        $ 325,667
                                                                              =========        ==========        =========

Unaudited.
See accompanying notes and management's discussion and analysis.


            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)
                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
(dollars in thousands)                                                 1994            1993            1994           1993
________________________________________________________             __________      _________       _________      _________
Cash Flows From Operating Activities:
  Net income (loss)                                                  $  1,749        $ (3,812)       $ (47,636)     $ (11,707)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
     Loss on discontinued operations                                       --          16,662            9,420         20,549
     Loss on disposal of discontinued operations                           --              --           40,032             --
     Depreciation and amortization                                      1,472           1,562            4,201          5,410
     Amortization of acquired intangible assets                           530           1,176            1,383          4,179
     Provision for doubtful accounts                                      110             302              411          1,037
     Gain on Steck-Vaughn Publishing Corporation public stock
      offering                                                             --         (21,260)              --        (21,260)
     Gain on sale of land, buildings and equipment                         --            (381)              --           (381)
     Write-off of acquired intangible assets                               --           9,232               --          9,232
     (Gain)/loss on foreign currency exchange                            (146)           (158)            (453)           (77)
     Change in assets and liabilities:
       Receivables, net                                                (2,597)           (233)           9,980         20,286
       Inventories and supplies                                           656             428            1,183            941
       Prepaid and deferred marketing expenses                         (4,882)         (4,428)         (15,912)       (12,859)
       Accounts payable and accrued expenses                            1,834             801          (10,333)         2,855
       Accrued and deferred income taxes                                  406         (12,456)          (1,997)       (23,252)
       Deferred contract revenues                                      (1,183)            274           (1,844)        (3,069)
       Other                                                            1,417             305            3,539           (728)
                                                                     ________        ________        _________      _________
  Net Cash From Operating Activities                                     (634)        (11,986)          (8,026)        (8,844)
                                                                     ________        ________        _________      _________

Cash Flows For Investing Activities:
  Additions to land, building and equipment                            (1,927)         (2,350)          (5,562)        (7,207)
  Dispositions of land, buildings and equipment                            39             390              299            417
  Changes in marketable securities                                      4,483           1,270            5,818            410
  Acquisition of business, net of cash acquired                            --              --           (3,870)        (5,417)
  Discontinued operations                                              (4,613)         (5,875)         (13,352)       (11,708)
                                                                     ________        ________        _________      _________
  Net Cash For Investing Activities                                    (2,018)         (6,565)         (16,667)       (23,505)

                                                                     ________        ________        _________      _________
Cash Flows From Financing Activities:
  Additions to long-term debt                                              --              --            3,906             --
  Reductions in long-term debt                                           (229)           (286)            (491)          (489)
  Net proceeds from Steck-Vaughn Publishing Corporation public
   stock offering                                                          --          28,701               --         28,701
  Changes in short-term borrowings                                     (1,913)             --            5,397             --
  Minority interest in earnings of consolidated subsidiary                738             341              879            341
  Common stock, stock options and related tax benefits                     34              79              603            245
  Notes receivable under a stock option plan                               --              10               --             10
  Purchase of common stock for treasury                                    --          (1,114)             (53)        (4,685)
                                                                     ________        ________        _________      _________
  Net Cash From Financing Activities                                   (1,370)         27,731           10,241         24,123
                                                                     ________        ________        _________      _________
Effect of exchange rate changes on cash                                   243            (198)             457           (722)
                                                                     ________        ________        _________      _________
Net Change in Cash and Equivalents                                     (3,779)          8,982          (13,995)        (8,948)
Cash and equivalents at the beginning of the period                    28,330          30,539           38,546         48,469
                                                                     ________        ________        _________      _________
Cash and Equivalents at the End of the Period                        $ 24,551        $ 39,521        $  24,551      $  39,521
                                                                     ========        ========        =========      =========

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


NOTE 3 - Business Disposition

In June 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. As a result, the Company recorded a second quarter charge of $40,032,000 to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. No tax benefits were provided on this charge. During the third quarter of 1994, the Company entered more substantive negotiations with a prospective buyer interested in purchasing a majority of the schools and assuming the teach-out responsibility at the remaining schools which would be closed. Based on the current assumptions to close the transaction, management believes that the amount reserved is adequate and no further charges are currently anticipated. The Education Centers are being accounted for as discontinued operations and prior period statements of operations have been reclassified to reflect this treatment. Revenues for the Education Centers were $25,084,000 and $32,370,000 for the three months ended September 30, 1994 and 1993, respectively, and revenues for the nine months ended September 30, 1994 and 1993 were $76,537,000 and $101,580,000, respectively. No tax benefits were recorded on Education Centers losses for the three months ended September 30, 1994, while a tax benefit of $7,395,000 was provided for the prior year period. Tax benefits of $1,008,000 and $9,120,000 were provided for Education Centers losses for the nine months ended September 30, 1994 and 1993, respectively.

          NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


NOTE 3 - Business Disposition (continued)

The estimated net realizable value of the Education Centers assets have been segregated on the September 30, 1994 balance sheet as net assets held for disposition. Liabilities associated with the cost of completing the transaction and providing for future obligations retained by the Company have been segregated as accrued disposition costs. Prior period balance sheet information has not been restated to reflect the discontinuance of the Education Centers.

For purposes of presenting the statement of cash flows, prior year periods have been reclassified to reflect the discontinued operations.


NOTE 4 - Earnings (Loss) Per Share

Primary earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted earnings (loss) per share are computed based on the assumption that all dilutive convertible debentures have been converted to common stock with a corresponding increase in net income to reflect a reduction in related interest expense, less applicable taxes.


NOTE 5 - Investment Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which resulted in a change in the accounting for debt and equity securities held for investment purposes. Prior to January 1, 1994, the Company carried debt and equity securities at the lower of aggregate cost or market value. In accordance with SFAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. Since the adoption of this standard, the Company recorded increases in available-for-sale securities of $219,000 and a related deferred tax liability of $77,000, resulting in a net increase of $142,000 in stockholders' equity.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


NOTE 5 - Investment Securities (continued)

The amortized cost and estimated fair value of the securities are as follows:


                                                                       September 30, 1994
                                                      _____________________________________________________
                                                                      Gross          Gross
                                                      Amortized     Unrealized     Unrealized        Fair
(dollars in thousands)                                   Cost          Gain           Loss          Value
___________________________________________           _________     __________     __________     _________
Tax exempt municipal bond funds
  held-to-maturity                                    $  5,000       $     --       $     --      $  5,000
                                                      ________       ________       ________      ________
Available-for-sale:
  Corporate income funds                                 3,532            189           (151)        3,570
  Preferred stock                                        1,950            229            (48)        2,131
                                                      ________       ________       ________      ________
Total available-for-sale                                 5,482            418           (199)        5,701
                                                      ________       ________       ________      ________
Total securities                                      $ 10,482       $    418       $   (199)     $ 10,701
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
                                                      ========       ========       =========     ========



NOTE 6 - Statements of Cash Flows Supplementary Information

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
(dollars in thousands)                                             1994       1993           1994           1993
______________________________________________________           ________   _________       ________      ________
Cash Paid During the Period for:
  Interest expense                                               $ 1,445    $  1,020        $ 4,574       $ 3,854
                                                                 =======    ========        =======       =======

  Income taxes, net of income tax refunds                        $   640    $  1,067        $ 2,612       $ 6,858
                                                                 =======    ========        =======       =======


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                                      Three Months Ended
                                                         September 30,                     Percent
(dollars in thousands)                                 1993        1992       Variance     Change
______________________________________________      _________   _________    _________    ________
Net Revenues
   ICS Learning Systems                             $  31,312   $  24,845    $  6,467       26.0
   Steck-Vaughn Publishing                             18,852      17,431       1,421        8.2
   NETG                                                12,419      12,617        (198)      (1.6)
   Other                                                  756         312         444      142.3
                                                    _________   _________    ________
Total Net Revenues                                  $  63,339   $  55,205    $  8,134       14.7
                                                    =========   =========    =========

Operating Income (Loss):
   ICS Learning Systems                             $   5,696   $   5,068    $    628       12.4
                                                    _________   _________    ________
   Steck-Vaughn Publishing                              5,485       5,213         272        5.2
                                                    _________   _________    ________
   NETG operating loss before unusual items            (4,409)     (9,318)      4,909       52.7
      Unusual items                                        --      (9,232)      9,232        n/m
                                                    _________   _________    ________
   NETG                                                (4,409)    (18,550)     14,141       76.2
                                                    _________   _________    ________
   Other                                                  255        (233)        488        n/m
                                                    _________   _________    ________

Total Segment Operating Income (Loss):                  7,027      (8,502)     15,529        n/m
   General corporate expenses                          (2,203)     (2,985)        782       26.2
   Interest expense                                    (1,637)     (1,425)       (212)     (14.9)
   Investment income                                      599         555          44        7.9
   Gain on Steck-Vaughn Publishing Corporation
    public stock offering                                  --      21,260     (21,260)       n/m
   Other income and (expense)                             146         540        (394)     (73.0)
                                                    _________   _________    ________
Income Before Income Taxes (Benefit), Minority
 Interest and Discontinued Operations                   3,932       9,443      (5,511)     (58.4)
   Income taxes (benefit)                               1,594      (3,748)      5,342        n/m
                                                    _________   _________    ________
Income Before Minority Interest and
 Discontinued Operations                                2,338      13,191     (10,853)     (82.3)
   Minority interest                                      589         341         248       72.7
                                                    _________   _________    ________
Income From Continuing Operations                       1,749      12,850     (11,101)     (86.4)
   Discontinued operations                                 --     (16,662)     16,662        n/m
                                                    _________   _________    ________

Net Income (Loss)                                   $   1,749   $  (3,812)   $  5,561        n/m
                                                    =========   =========    =========

n/m: Not meaningful.


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993

Revenues of $63,339,000 for the three months ended September 30, 1994 were $8,134,000 or 14.7% higher than revenues of $55,205,000 in the prior year. Income from continuing operations was $1,749,000 or $.06 per fully diluted share compared to income of $12,850,000 or $.37 per fully diluted share in 1993. Net income for the period was $1,749,000 or $.06 compared to a net loss of $3,812,000 or $.13 per share in the prior year. The operating results for 1993 include a nonrecurring charge related to NETG which resulted from the write-down of certain acquired intangible assets and a gain of $21,260,000 resulting from the initial public stock offering of Steck-Vaughn Publishing Corporation. Additionally, the third quarter of 1993 has been restated to show the Company's Education Centers subsidiary as a discontinued operation due to a plan of disposition adopted during the second quarter of 1994 (see further discussion in the nine month period).

Revenues at ICS Learning Systems continued to increase significantly during the quarter primarily due to record performance at the domestic operations while the international operations increased only slightly. Domestic operating income increased significantly during the period primarily due to revenue growth while international operating income decreased despite higher revenues. Increased revenues at the domestic operation primarily resulted from enrollment increases of 52% during the quarter and revenues from MicroMash which was acquired during the first quarter of 1994. The significant domestic enrollment increase primarily resulted from the continued success of the expanded telesales efforts which have resulted in higher conversion of leads to enrollments than experienced in the prior year and an increase of 21% in selling and promotional spending. The revenue increase at the international operation primarily resulted from higher revenues at Canada and the Australia/New Zealand operations. The higher revenues at Canada primarily resulted from increased student payments during the period while the Australia/New Zealand operation experienced strong enrollment growth of 23%. International operating income decreased as a result of higher selling and promotional expenses which did not generate anticipated enrollment growth. General and administrative costs at the domestic operations increased during the quarter primarily due to additional costs at the MicroMash operation and initial system costs incurred for the conversion to a new information system.

Revenues and operating income at Steck-Vaughn increased during the third quarter as compared to the prior year. Steck-Vaughn experienced higher revenues in all major product lines during the quarter with the largest increase in the elementary school products which benefited from growth in the Reading, Math and Literature products. Adult education products also experienced strong increases during the quarter resulting from the success of courses in Adult Basic Education and English as a Second Language. Selling price increases and higher distributor sales during 1994 also contributed to the revenue increase. Publishing costs increased during the quarter as a result of increased volume and higher materials costs. The increased materials costs were primarily caused by the higher distributors sales which carry a lower margin and resulted in a slight increase in publishing costs as a percentage of revenues. Selling and promotional costs increased during the quarter due to the expansion of the sales organization during January 1994. The reorganization resulted in the segmentation of the sales force into two groups. One group focuses on the elementary, junior high and library marketplaces while the other group focuses on the high school and adult education marketplaces. General and administrative expenses decreased during the quarter primarily due to favorable loss experience which resulted in lower insurance expenses.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


NETG revenues decreased slightly during the quarter as a result of lower revenues at the international operations which were partially offset by increased domestic revenues. Higher revenues at the domestic operation primarily resulted from a new product licensing agreement initiated during the third quarter which simplifies the customers' ability to acquire NETG products; hosever, these increases werre partially offset by slightly lower new orders and contracts were down slightly at the domestic operations as compared to 1993 levels. Revenues at the international operations decreased primarily due to lower contract backlog at the beginning of 1994 as compared to 1993. New orders and contracts at the international operations increased during the period; however, decreasing contract backlog has more than offset the new orders and renewal business. Operating results at the domestic operations improved significantly during the period primarily due to reductions in product development costs, lower general and administrative expenses, and the nonrecurring unusual item recorded during 1993. The decrease in general and administrative expenses primarily resulted from reduced headcount, lower consulting costs, and reduced insurance expenses. Operating results at the international operations decreased primarily due to lower revenues.

Operating results of ICS and NETG foreign operations by geographic region are discussed above. Foreign currency exchange gains, recorded to other income, were $146,000 compared to gains of $158,000 in the prior year.

General corporate expenses decreased during the period primarily due to reduced overall costs and favorable loss experience rates which resulted in lower insurance expenses.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                       Nine Months Ended
                                                         September 30,                    Percent
(dollars in thousands)                                 1994        1993      Variance     Change
______________________                              __________  __________  _________    ________
Net Revenues
   ICS Learning Systems                             $  89,089   $  74,228   $ 14,861       20.0
   Steck-Vaughn Publishing                             43,493      41,710      1,783        4.3
   NETG                                                36,450      41,449     (4,999)     (12.1)
   Other                                                2,116         823      1,293      157.1
                                                    _________   _________   ________
Total Net Revenues                                  $ 171,148   $ 158,210   $ 12,938        8.2
                                                    =========   =========   =========

Operating Income (Loss):
   ICS Learning Systems                             $  15,863   $  14,166   $  1,697       12.0
                                                    _________   _________   ________
   Steck-Vaughn Publishing                             10,178      11,138       (960)      (8.6)
                                                    _________   _________   ________
   NETG operating loss before unusual items           (12,975)    (23,358)    10,383       44.5
      Unusual items                                        --      (9,232)     9,232        n/m
                                                    _________   _________   ________
   NETG                                               (12,975)    (32,590)    19,615       60.2
   Other                                                 (315)       (643)       328       51.0
                                                    _________   _________   ________
Total Segment Operating Income (Loss)                  12,751      (7,929)    20,680        n/m
   General corporate expenses                          (6,201)     (8,696)     2,495       28.7
   Interest expense                                    (4,646)     (4,297)      (349)      (8.1)
   Investment income                                    2,544       1,871        673       36.0
   Gain on Steck-Vaughn Publishing Corporation
    public stock offering                                  --      21,260    (21,260)       n/m
   Other income and (expense)                             453         459         (6)      (1.3)
                                                    _________   _________   ________
Income Before Income Taxes (Benefit), Minority
 Interest and Discontinued Operations                   4,901       2,668      2,233       83.7
   Income taxes (benefit)                               1,999      (6,515)     8,514        n/m
                                                    _________   _________   ________
Income Before Minority Interest and
 Discontinued Operations                                2,902       9,183     (6,281)     (68.4)
   Minority interest                                    1,086         341        745      218.5
                                                    _________   _________   ________
Income From Continuing Operations                       1,816       8,842     (7,026)     (79.5)
   Discontinued operations                            (49,452)    (20,549)   (28,903)    (140.7)
                                                    _________   _________   ________

Net Loss                                            $ (47,636)  $ (11,707)  $(35,929)    (306.9)
                                                    ==========  ==========  =========

n/m: Not meaningful.


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993

Revenues of $171,148,000 for the nine months ended September 30, 1994, were $12,938,000 or 8.2% higher than revenues of $158,210,000 in the prior year. Income from continuing operations of $1,816,000 or $.06 per fully diluted share compared to income of $8,842,000 or $.27 per fully diluted share in the prior year. Net loss for the period of $47,636,000 or $1.61 per share compared to a loss of $11,707,000 or $.39 per share in the prior year.
During the second quarter of 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. The plan resulted in a second quarter charge of $40,032,000 ($1.35 loss per share) to write-down assets to estimated net realizable value and provide for estimated costs to dispose of the operation. During the third quarter of 1994, the Company entered into more substantive negotiations with a prospective buyer interested in purchasing a majority of the schools and assuming the responsibility of teaching-out the remaining schools. The revenues and expenses of the Education Centers have been offset and segregated as discontinued operations for the periods ending September 30, 1994 and prior period statements of operations have been restated to reflect this change.

ICS experienced similar changes in revenues and operating income for the nine month period as occurred for the three month period previously discussed.

Revenues at Steck-Vaughn increased during the period primarily due to higher revenues in the second and third quarters which were partially offset by lower revenues during the first quarter of the year. The reduced first quarter revenues primarily resulted from adverse winter weather conditions affecting the midwest, mid-Atlantic and northeast regions of the United States. Additionally, the sales force reorganization during the beginning of the year resulted in a temporary disruption in the sales organization. Revenues during the second and third quarter experienced similar changes as previously discussed in the three month analysis. Operating income decreased during 1994 as compared to the prior year primarily due to higher materials costs associated with increased distributor sales during the period and higher selling and promotional costs resulting from the expanded sales force. Additionally, product development expense increased 11% over the prior year period. Partially offsetting the increased costs were lower general and administrative costs primarily due to reduced insurance expenses resulting from favorable loss experience rates.

NETG experienced similar changes in revenues and operating results as occurred for the three month period previously discussed except for revenues at the domestic operations. Revenues at the domestic operations decreased for the nine month period as compared to the prior year period primarily due to lower revenues in the first six months of the year resulting from reduced contract value backlogs at the beginning of 1994 as compared to 1993. These decreases were partially offset by higher third quarter revenues previously discussed in the three month period.

ICS and NETG foreign operations by geographic region are discussed above. Foreign currency exchange gains of $453,000 were recorded during the period as compared to gains of $77,000 in the prior year.

Investment income increased during the period primarily due to gains realized in connection with the sale of certain marketable securities.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash, marketable securities and cash provided from operations. (See Note 3 to the financial statements regarding discontinued operations.) At September 30, 1994, the Company had $35,252,000 in cash and marketable securities of which $17,027,000 was held in the account of Steck-Vaughn.

In December 1993, the Company entered into a revolving bank credit agreement in the amount of $10,000,000 which matures on December 21, 1994. As of September 30, 1994, $5,000,000 was outstanding under the revolving bank credit agreement. On June 10, 1994, Steck-Vaughn entered into a revolving bank credit agreement in the amount of $10,000,000 with a maturity of June 10, 1996. The agreement provides for borrowings at prime plus .5 percent or, at Steck-Vaughn's option, LIBOR plus 1.5 percent. At September 30, 1994, no amounts were outstanding under the bank credit facility.

Cash outflows from operating activities for the nine months ended September 30, 1994 of $8,116,000 decreased $9,062,000 as compared to cash inflows of $946,000 in the prior year primarily due to changes in net receivables resulting from diminishing contract receivables at NETG from long-term contract revenues. As a result of prior year changes in selling NETG multimedia training products that are generally one year agreements, NETG's receivables for prior year's long-term contracts will no longer provide a significant source of working capital.

Cash flows from financing activities increased during 1994 primarily due to the $5,000,000 draw on the available line of credit and the financing of the ICS Learning Systems land and building which resulted in proceeds of $4,188,000. The draw on the line of credit was used to finance the acquisition of MicroMash during the first quarter of the year.

The Company expects that cash, marketable securities, the revolving bank credit agreement, cash provided from operations, which includes, to a certain extent, the continued funding of Education Centers' students under government student financial aid programs, subject to a timely disposition of the schools, will be sufficient to provide for planned working capital requirements, debt service and capital expenditures for the foreseeable future.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

   (a)    See Exhibit Index following this Form 10-Q.

   (b) Reports on Form 8-K. On July 13, 1994, the Company filed a Current Report on Form 8-K dated June 28, 1994 reporting the Company's announcement of its plans to discontinue the operations of its National Education Centers subsidiary.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NATIONAL EDUCATION CORPORATION



Date:  November 14, 1994


By  /s/ Keith K. Ogata
    ___________________________
    Keith K. Ogata
    Vice President, Chief Financial Officer
      and Treasurer

                              INDEX TO EXHIBITS
                                 (Item 6(a))


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.1       National Education Corporation Retirement Plan
           (Restated as of January 1, 1989 and as Amended
           through January 1, 1992) (1) . . . . . . . . . . . . .        *

10.2       National Education Corporation Retirement Plan
           Trust (2). . . . . . . . . . . . . . . . . . . . . . .        *

10.3       1981 Long-Term Incentive Plan (3). . . . . . . . . . .        *

10.4       1983 Stock Option Plan (4) . . . . . . . . . . . . . .        *

10.5       Advanced Systems, Incorporated 1984 Stock
           Option and Stock Appreciation Rights Plan (5). . . . .        *

10.6       1986 Stock Option and Incentive Plan as
           Amended (6). . . . . . . . . . . . . . . . . . . . . .        *

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

10.10      Addendum No. 1 to Rights Agreement, dated
           August 5, 1991 (10)  . . . . . . . . . . . . . . . . .        *

10.11      Indenture, dated as of May 15, 1986, between
           National Education Corporation and Continental
           Illinois National Bank and Trust Company of
           Chicago, as Trustee (11) . . . . . . . . . . . . . . .        *

10.12      Tripartite Agreement, dated as of May 31, 1990,
           among National Education Corporation, Conti-
           nental Bank as Resigning Trustee, and IBJ
           Schroder Bank & Trust Company as Successor
           Trustee (12) . . . . . . . . . . . . . . . . . . . . .        *


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

10.14      National Education Corporation Supplemental
           Executive Retirement Plan, as Amended (14) . . . . . .        *

10.15      Supplemental Benefit Plan for Non-Employee
           Directors (15) . . . . . . . . . . . . . . . . . . . .        *

10.16      Retirement Agreement with J.J. McNaughton (16) . . . .        *

10.17      Intercompany Agreement Between National
           Education Corporation and Steck-Vaughn
           Publishing Corporation, dated June 30, 1993
           (the "Intercompany Agreement") (17). . . . . . . . . .        *

10.18      Tax Sharing Agreement Between National
           Education Corporation and Its Direct and
           Indirect Corporate Subsidiaries, dated
           January 1, 1993 (18) . . . . . . . . . . . . . . . . .        *

10.19      Asset Purchase Agreement Between Steck-Vaughn
           Company and Creative Edge Inc., dated as of
           April 26, 1993 (19). . . . . . . . . . . . . . . . . .        *

10.20      $10,000,000 Credit Agreement Between National
           Education Corporation and Bankers Trust
           Company as Agent, dated as of December 22,
           1993 (the "Credit Agreement") (Confidential
           treatment under Rule 24b-2 has been granted
           for portions of this exhibit.)(20) . . . . . . . . . .        *

10.21      First Amendment to Credit Agreement, dated as
           of December 31, 1993 (21). . . . . . . . . . . . . . .        *

10.22      Second Amendment to Credit Agreement, dated
           as of April 15, 1994 (Confidential treatment
           under Rule 24b-2 has been requested for
           portions of this exhibit.) (22). . . . . . . . . . . .        *

10.23      First Amendment to Intercompany Agreement,
           dated June 10, 1994 between National Education
           Corporation and Steck-Vaughn Publishing
           Corporation (23) . . . . . . . . . . . . . . . . . . .        *


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.24      Third Amendment to Credit Agreement, dated as
           of June 24, 1994 (Confidential treatment under
           Rule 24b-2 has been granted for portions of
           this exhibit.) (24). . . . . . . . . . . . . . . . . .        *

10.25      $10,000,000 Credit Agreement between Steck-Vaughn
           Company and NationsBank of Texas, dated as of
           June 10, 1994 (25) . . . . . . . . . . . . . . . . . .        *

11.1       Calculation of Primary Earnings Per Share (26) . . . .

11.2       Calculation of Fully Diluted Earnings Per
           Share (26) . . . . . . . . . . . . . . . . . . . . . .


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

6) Incorporated by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

7) Incorporated by reference to Exhibit "A" filed with the 1990 Proxy Statement, filed April 2, 1990.

8) Incorporated by reference to Exhibit "A" filed with the 1991 Proxy Statement, filed April 1, 1991.

9) Incorporated by reference to Exhibit 4.1 filed with Form 8-K Current Report, dated October 29, 1986, filed October 30, 1986.

10) Incorporated by reference to Exhibit 10.19 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

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

13) Incorporated by reference to Exhibit 4 filed with Form 8-K Current Report, dated February 20, 1991, filed February 27, 1991.

14) Incorporated by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

15) Incorporated by reference to Exhibit 10.18 filed with the Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

16) Incorporated by reference to Exhibit 10.9 filed with the Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

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

20) Incorporated by reference to Exhibit 10.20 filed with the Annual Report on Form 10-K for the year ended December 31, 1993, filed March 28, 1994.

21) Incorporated by reference to Exhibit 10.21 filed with the Annual Report on Form 10-K for the year ended December 31, 1993, filed March 28, 1994.

22) Incorporated by reference to Exhibit 10.22 filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 12, 1994.

23) Incorporated by reference to Exhibit 10.23 filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed on August 11, 1994.

24) Incorporated by reference to Exhibit 10.24 filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed on August 11, 1994.

25) Incorporated by reference to Exhibit 10.14 filed with Steck-Vaughn Publishing Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1994, filed on August 11, 1994.

26)        Filed herewith.