Form 10-K405
NATIONAL EDUCATION CORP
filed 1995-03-30
CIK 277821

  ==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER 1-6981

                         NATIONAL EDUCATION CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

              DELAWARE                                                       95-2774428
       (STATE OR OTHER JURISDICTION OF                                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                                        IDENTIFICATION NO.)

              18400 VON KARMAN AVENUE,  IRVINE, CALIFORNIA  92715
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 474-9400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------                                -----------------------------------------
          Common Stock,                                            New York Stock Exchange
          $.01 par value                                            Pacific Stock Exchange
  6-1/2% Convertible Subordinated                                  New York Stock Exchange
        Debentures Due 2011                                         Pacific Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----       ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of March 17, 1995, based on the closing price for such Common Stock on the New York Stock Exchange on such date, was $85,173,993.

         The number of shares of registrant's Common Stock outstanding as of March 17, 1995 was 29,576,757.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from material that will be filed with the Securities and Exchange Commission within 120 days of registrant's fiscal year end (December 31, 1994), either as part of a Proxy Statement for the registrant's Annual Meeting of Stockholders or as an amendment to this Form 10-K.

 ===============================================================================

                                     PART I

ITEM 1.  BUSINESS.

         National Education Corporation (the "Company") provides training and educational services and products to individuals, businesses and governments. The Company was originally incorporated in California in 1954 and reincorporated in Delaware in 1972. The Company's business is conducted primarily through three operating entities: ICS Learning Systems, Inc. ("ICS"), which offers distance education opportunities; Steck-Vaughn Publishing Corporation ("Steck-Vaughn"), one of the largest publishers of supplemental educational materials; and National Education Training Group, Inc. ("NETG"), one of the largest providers of multimedia products to educate and train corporate and government employees, with specific emphasis on information systems training. Historically, the Company also has conducted business through a fourth operating entity, National Education Centers, Inc. ("Education Centers"); however, in 1994 those operations were reclassified as discontinued operations as the Company has pursued a strategy to sell off or otherwise dispose of Education Centers' operations. See "Discontinued Operations:
Education Centers" below in this Item 1.

                    COMPANY RESULTS AND DEVELOPMENTS IN 1994

         The following provides a brief discussion of the Company's significant developments in 1994. A more detailed discussion of each of the Company's primary operating entities appears later in this Item 1; a more detailed description of the Company's results of operations appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," starting on page 17 below.

         Year End 1994. For 1994, the Company reported revenues of $241.6 million, which were 7.8% higher than revenues of $224.2 million in 1993. Increased revenues from continuing operations at ICS, Steck-Vaughn and National Education International, Inc. (which provides training services to foreign governments, primarily in the Middle East) were offset, in part, by reduced revenues at NETG. For 1994, the Company recorded a net loss from continuing operations of $14.5 million, compared to net income from continuing operations of $10.1 million in 1993. The $24.6 million decline in income from continuing operations was due to the adoption in 1994 by the Company of Statement of Position 93-7 (discussed in the next paragraph), and a one-time gain in 1993 of $21.3 million on the initial public offering of Steck-Vaughn shares, partially offset by an unusual charge in 1993 of $9.2 million recorded at NETG for the write-down of certain acquired intangible assets. For 1994, the Company recorded a net loss of $63.9 million, as compared to a net loss of $9.6 million in 1993. The increased net loss for 1994 over 1993 primarily related to a 1994 loss from discontinued operations of $9.4 million and a second quarter 1994 charge of $40.0 million to write-down Education Centers' assets, provide for estimated gains/losses on the sale of certain Education Centers' schools, and to provide for the estimated costs of closing and teaching-out certain Education Centers' schools. In addition, the net loss in 1993 included a $23.6 million unusual restructuring charge for the write-down of certain assets and estimated costs of closing fourteen Education Centers' schools announced in the third quarter of 1993.

         In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 93-7, "Reporting on Advertising Costs" (the "SOP"). The SOP generally requires advertising costs, other than direct response advertising, to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1994, but may be adopted early. In the fourth quarter of 1994, the Company adopted the SOP, effective January 1, 1994. Adoption of the SOP caused the Company to expense all of ICS' advertising, selling and promotion costs ("ICS Marketing Costs") as they were incurred in 1994, rather than deferring and amortizing the ICS Marketing Costs as in prior periods. In addition, SOP transition rules required amortization during 1994 of $19.8 million worth ICS Marketing Costs that had been deferred from periods prior to December 31, 1993; accordingly, 1994 quarterly results for the Company have been restated in Note 16 to the Company's Consolidated Financial Statements to reflect adoption of the SOP (see page F-20 below). For more information on adoption by ICS of the SOP, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 17 below, and Note 1 to the Company's Consolidated Financial Statements, beginning on page F-6 below.

         ICS Learning Systems, Inc. In 1994, ICS achieved a 21.2% increase in revenues, from $101.3 million in 1993 to $122.8 million in 1994. These results were directly related to a 61,106, or 19.6%, increase in enrollments world-wide, which arose, in part, from an expanded telesales operation that improved the conversion of prospective students into enrollments, new product introductions, the acquisition of MicroMash (discussed below), and a 17.0% growth in revenues from ICS' Business and Industrial Training Division. However, ICS experienced an operating loss in 1994 of $3.9 million, as compared to operating income of $21.4 million in 1993. The 1994 operating loss at ICS resulted solely from the change in accounting of ICS Marketing Costs required by the SOP.

         In 1994, ICS' computer and related training continued as its fastest growing product line and has achieved compound annual growth since 1988 of 39% in revenue and 27% in enrollments. Also during 1994, ICS introduced the following new courses: Master Computer Programming, PC Specialist with Multi-Media, Appliance Repair, Professional Locksmithing, Medical Office Assistant, Professional Secretary with Computer, and Total Health, Body and Mind, a comprehensive multimedia fitness and health course on CD-ROM.

         Effective January 1, 1994, ICS acquired M-Mash, Inc. (commonly known as "MicroMash"), a leader in computer based training (CBT) for the accounting industry. MicroMash sells a wide variety of exam preparation and continuing professional education ("CPE") products for the entire accounting and tax professional industry. MicroMash sells primarily through direct response marketing, but also markets and sells to major corporate and government bodies.

         Based on statistics compiled by the Distance Education and Training Council ("DETC"), the accrediting body for independent study schools recognized by the United States Department of Education, ICS continues as the industry leader in generating new enrollments. During 1994, more than 48,000 students enrolled in ICS' high school diploma program and more than 35,000 students enrolled in ICS' eleven two-year associate degree programs in business and technology. An additional 289,000 students worldwide pursued courses in other ICS career and hobby-related areas.

         Steck-Vaughn Publishing Corporation. Historically, Steck-Vaughn has experienced strong annual growth rates in revenues and operating income; however, in 1994, Steck-Vaughn recorded revenues that were flat compared to 1993. This change in historical growth rates was chiefly attributed to several factors. Adverse winter weather conditions, which affected the midwest, mid-Atlantic and northeast regions of the United States, hampered sales conditions in early 1994. In addition, Steck-Vaughn's sales force expansion and related reorganization in the beginning of 1994 required more time than anticipated to assimilate, reducing sales productivity. Moreover, a continuing trend towards site-based selling, which is driving the decision making process down to the faculty level and requires a greater number of sales calls per revenue dollar, resulted in an increase in selling costs. Finally, revenues were impacted by funding pressures on adult education centers. Operating income was negatively impacted by lower than planned revenues and increased costs from a reorganized sales force. In addition, Steck-Vaughn maintained its aggressive product development effort, producing and releasing more than 220 new products in 1994.

         In November 1994, Steck-Vaughn acquired the assets, including the product lines, of Berrent Publications, Inc. ("Berrent Publications"), an educational materials publisher in New York. Berrent Publications' product lines, which had only been marketed regionally, consist primarily of test preparation and assessment materials and complement Steck-Vaughn's offerings to this market. Steck-Vaughn will market these products through its existing sales organization, with the Steck-Vaughn/Berrent Publications Division continuing to develop new product offerings.

         Due to the rapidly expanding number of products offered, and to address the trend toward site-based purchasing in the instructional materials marketplace, Steck-Vaughn reorganized and expanded its sales force effective January 2, 1994. During 1993, each salesperson was responsible for the whole product range, which included elementary, high school, library and adult education markets. Beginning in 1994, the sales force was segmented into two groups. One group focused on the elementary, junior high school and library markets, while the other group focused on the high school and adult education markets. This reorganization allows the two groups to focus their expertise, time and energy in a more productive way.

         National Education Training Group, Inc. NETG experienced a large operating loss for 1994; however, NETG was able to show substantial improvement from its operating loss in 1993 based, in part, on reductions in product development costs, general and administrative expenses and amortization of acquired intangible assets. NETG's operating loss of $14.0 million for 1994 compared favorably with an operating loss before unusual items of $26.0 million for 1993, which, along with an unusual charge of $9.2 million in 1993 to write-down certain acquired intangible assets, resulted in a total segment loss of $35.2 million for 1993. Revenues of $61.9 million in 1994 decreased 9.3% compared to 1993 revenues of $68.3 million, based in part from a lower volume of contract backlog at the beginning of 1994 as compared to the beginning of 1993, and from a small reduction in the volume of new orders at NETG's domestic operations in 1994. New orders increased in the international operation due to increased new business activity in the United Kingdom operation; however, decreasing contract backlog, which more than offset the new orders business, and the sale of NETG-Canada in 1993 resulted in reduced revenues in the international operation.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Revenues and operating income (loss) by industry segment for the Company's continuing operations for the past three years are as follows (for more detailed information, please see Note 15 to Consolidated Financial Statements, beginning on page F-18 below):

                                                      1994                    1993                   1992
NET REVENUES:  (dollars in thousands)

      ICS                                          $122,815                $101,319               $ 90,292
      Steck-Vaughn                                   53,608                  53,156                 45,124
      NETG                                           61,937                  68,259                 82,582
      Other                                           3,254                   1,438                    271
-----------------------------------------------------------------------------------------------------------

TOTAL NET REVENUES                                 $241,614                $224,172               $218,269
===========================================================================================================

OPERATING INCOME (LOSS):

      ICS operating income before
         amortization of prior period
         deferred marketing                        $ 15,909                $ 21,368               $ 18,780
           Amortization of prior period
             deferred marketing                     (19,836)                     -                     -
-----------------------------------------------------------------------------------------------------------
      ICS                                            (3,927)                 21,368                 18,780
-----------------------------------------------------------------------------------------------------------
      Steck-Vaughn                                   10,425                  13,566                 12,556
-----------------------------------------------------------------------------------------------------------
      NETG operating loss before
         unusual items                              (13,993)                (25,950)               (21,854)
           Unusual items                               --                    (9,232)                (2,506)
-----------------------------------------------------------------------------------------------------------
      NETG                                          (13,993)                (35,182)               (24,360)
-----------------------------------------------------------------------------------------------------------
      Other                                             (50)                   (657)                  (470)
-----------------------------------------------------------------------------------------------------------

TOTAL SEGMENT OPERATING
   INCOME (LOSS)                                   $ (7,545)               $   (905)              $  6,506
===========================================================================================================

                  DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENTS

         ICS LEARNING SYSTEMS, INC.

         ICS Learning Systems, Inc. provides training and education to consumers and companies under the following names: ICS Learning Systems, English Language Institute, International Correspondence Schools, North American Correspondence Schools, and the ICS Center for Degree Studies (collectively referred to as "ICS"). ICS offers more than 50 independent study courses in the United States and more than 100 courses abroad in disciplines ranging from high school completion requirements through occupational training. In addition, ICS offers associate technology degree programs in business and engineering. All of ICS' independent study courses in the United States are accredited by the Distance Education and Training Council ("DETC"), the accrediting body for independent study schools recognized by the United States Department of Education. ICS also offers over 1,200 training products and 10,000 hours of training to industrial clients under the name "ICS Business and Industrial Training."

         In addition, with the acquisition of MicroMash in 1994, ICS established a presence in the large and diverse field of professional and continuing education. MicroMash offers over 70 professional exam and continuing professional education products to the financial and accounting industries.

         Curricula and Product Development. Curricula are carefully designed to reflect the most important trends in employment opportunities, consumer interest, professional development and industrial training needs. New courses introduced during 1994 include Master Computer Programming, PC Specialist with Multi-Media, Professional Secretary with Computer, Appliance Repair, Professional Locksmithing, Medical Assistant, and a CD-ROM based product on health and fitness. In 1994, ICS continued its project to convert all existing print-based products to an electronic format. With the installation of a digital data network to facilitate on-line editing, filing and retrieval, and transfer of products, and the purchase of sophisticated digital product development and revision software, ICS now has the complete capability to produce and update a wide range of multimedia and on-line digitally based products. This format also facilitates the transfer of documents directly to high technology printers in digital format, which eventually will allow ICS to reduce inventory requirements and virtually eliminate any material obsolescence, and will position ICS to move further into the electronic delivery markets.

         Traditionally, ICS distance education courses have been structured around "graded lessons" in which the student receives one section of instructional material at a time, which must be completed before proceeding to the next section. Courses are designed to be completed by the typical student in periods ranging from 6 to 24 months, depending on the course selected. A computerized student information/testing system permits students, through touch-tone telephones or voice response, to obtain immediate testing and feedback on test results. Over 95% of the 2.0 million exams graded by ICS during 1994 were graded electronically by either the information/testing system via telephone or by electronic scanner. With improved technology, the cost of grading an exam is at an all-time low while the speed of correcting an exam and turnaround to the student have never been faster. ICS utilizes a voice-activated computer record access system that allows students to obtain key information from their records, 24 hours a day, without operator assistance.

         Tuition for ICS' distance education courses ranges from approximately $400 to $2,500, which, in many cases, includes auxiliary equipment for the courses, such as personal computers for certain PC courses. Students generally pay a portion of the tuition upon enrollment and the balance on a monthly basis. While many ICS students complete their entire distance education course, ICS estimates that, on average, students complete in the range of approximately 40% to 65% of lessons, depending on the course. ICS' accounting treatment recognizes independent study contract revenues when cash is received, but only to the extent that such cash can be retained under existing refund policies of the DETC or applicable law. ICS is not dependent on students' entitlement to financial aid from the federal government.

         ICS has established telesales departments in its U.S. and major foreign operations, by which in-bound telephone inquires are answered by its in-house telesales staff. These telesales professionals seek to enroll students over the telephone without needing to send the customer ICS' traditional sales literature. During the past two years, new telesales departments have been established in Canada, Australia and the U.S., adding to the existing telesales operations in the United Kingdom. The telesales operations improved the number of prospective students converted into enrollments and, accordingly, contributed to the 19.6% increase in enrollments at ICS from 1993 to 1994.

         During 1994, ICS produced its first two products on CD-ROM technology. "Total Health, Body and Mind" was launched in July and is sold in retail software stores and through software catalogs. ICS has an agreement for marketing this and other software based products with one of the leading software marketing and distribution firms. The second CD-ROM product is part of the "PC Specialist with Multi-Media" course and provides students with a wide exposure to multimedia development techniques. ICS has several additional CD-ROM products in development.

         In addition, ICS is reformulating several of its existing products for digital on-line delivery via "ICS On-Line," an electronic campus established by ICS in 1993 on the fastest growing on-line service in the United States, America Online ("AOL"). ICS was one of the first distance education providers to establish this service and currently offers the following online services through links between personal computers: ICS Library, ICS Bookstore, Electronic Bulletin Board, On-Line Classroom and On-Line Enrollment. ICS students access ICS On-Line by subscribing to AOL; accordingly, ICS students who use ICS On-Line have access to the hundreds of features available on the AOL service.

         In 1994, ICS' Business and Industrial Training Division expanded its marketing efforts by equipping its sales force with PC technology and training. ICS also converted the Division's catalog of 1,200 products to a computer data base, giving each sales representative the ability to create quickly custom curricula for their clients. The Division has established a telesales operation to generate new customer leads and to sell products over the phone. In addition, in 1994, the Division dramatically increased the revenue it generates from corporate "Tuition Assistance Programs" ("TAP") through development of new marketing materials and expansion of the sales force committed to the TAP market.

         Shortly after acquiring MicroMash, ICS began to invest in expanding the MicroMash product line. During 1994, MicroMash acquired rights to select video training products to complement its computer based training (CBT) product line. In December, MicroMash began its expansion into other professional training markets through the acquisition of an established "Bar Review" course used by prospective lawyers to prepare for state bar exams.

         Also during 1994, MicroMash produced Windows-based enhancements to its products and completed development of a series of multimedia training products with "Video Clips," a series of situational videos on its CD-ROM training products to enhance the situational learning of the professional.

         Advertising and Marketing. ICS markets its independent study courses throughout its United States and international operations utilizing direct response advertising through print, television media and direct mail marketing. ICS also offers courses in many English speaking countries throughout the world; in 1994, ICS enrolled students from more than 150 different countries. Telemarketing also is used in the United States, Canada, the United Kingdom, and Australia. ICS has over 200 telesales representatives who speak directly to the customers about enrolling in courses.

         Competition. The distance education and training industry is highly competitive. ICS faces direct competition from United States and foreign independent study providers and indirect competition from community colleges, vocational and technical schools, two-year colleges and universities, and, to a lesser extent, governmental entities and other "distance learning" companies and schools, including electronic universities. In recent years, technological changes have increased the variety of choices available to students in selecting the type of education and the manner in which it is delivered, thereby increasing the entities with which ICS competes for student enrollments. ICS believes that the principal competitive factors in its industry are breadth and quality of course offerings, price and quality of customer services. Overall, the Company believes that ICS competes favorably on the basis of these factors.

         STECK-VAUGHN PUBLISHING CORPORATION

         Steck-Vaughn is one of the country's largest publishers of supplemental educational materials, offering educators a broad range of quality products that address educational needs from early childhood through adulthood. The term "supplemental materials" generally refers to softcover, curriculum-based books, workbooks and other support materials that are used in conjunction with or instead of traditional hardcover "basal" textbooks. Steck-Vaughn also publishes reference and nonfiction products for school and public libraries, as well for purchase by the general public through bookstores.

         In July 1993, Steck-Vaughn completed an initial public offering of 2,668,000 shares of its common stock at $12.00 per share, generating approximately $29,775,000 of net proceeds. This initial public offering represented approximately 18.3% of Steck-Vaughn's stock, the remainder of which is held by the Company. The net proceeds were reduced by expenses of $1,074,000 that were incurred in connection with the initial public offering. On April 1, 1993, Steck-Vaughn had declared a $19,999,000 dividend payable to the Company. The dividend and certain intercompany balances were later paid from proceeds from the offering. During 1994, Steck-Vaughn announced a program to repurchase from the public market up to 500,000 shares of its common stock; as of December 31, 1994, Steck-Vaughn had repurchased 230,200 shares, effectively raising the Company's ownership of Steck-Vaughn's common stock from 81.7% as of the public offering to 83.0% as of December 31, 1994.

         Product Development. Steck-Vaughn continually evaluates, updates and adds to its product lines through internal development of new educational materials, performance of development contracts by outside authors, production of revised and supplementary materials based on existing products, and acquisitions of educational materials from authors and publishers. In 1994 alone, Steck-Vaughn produced and released more than 220 new products.

         Recent product development and acquisition achievements include the following:

         * In April 1993, Steck-Vaughn acquired THE MAGNETIC WAY(TM) product line from Creative Edge, Inc., which product line consists of magnetized boards with metallic coated visual overlays. These products are used by teachers and students to build hands-on displays paralleling curriculum topics for social studies, language arts, reading and science. In addition, Steck-Vaughn introduced a lower-priced, smaller set of similar products in the fall of 1993, as well as a number of new learning packages in Science and Social Studies in 1994, to extend the original THE MAGNETIC WAY(TM) product line.

         * In November 1994, Steck-Vaughn acquired from Berrent Publications its product lines of test preparation and assessment materials, which lines complement Steck-Vaughn's offerings to this market.

         * In December 1994, Steck-Vaughn became the exclusive distributor to schools and public libraries in the United States for the Larousse Kingfisher Chambers line of books, which line expands and complements Steck-Vaughn's library division line of products with additional reference, nonfiction and fiction titles.

         Sales and Marketing. Steck-Vaughn markets all of its products through multiple distribution channels, including its national sales and telesales organization. Additionally, Steck-Vaughn markets and sells its products through a distributor organization that services public libraries, trade outlets, and other nontraditional school markets. Steck-Vaughn has begun to establish a presence in foreign markets where English language curriculum and library products are in demand. Steck-Vaughn's customer service group emphasizes prompt and accurate delivery of published materials.

         During 1994, the instructional materials marketplace continued its trend toward site-based selling, as more personnel at the school and faculty level participated in the buying decisions for educational materials. While site-based selling is a relative strength of Steck-Vaughn, site-based selling requires a greater number of sales calls per revenue dollar, resulting in increased selling costs.

         Based in part on the trend toward site-based selling, Steck-Vaughn expanded and realigned its sales force, effective January 2, 1994, into two groups. One group concentrates on the elementary and junior high schools and school libraries, and the other group focuses on the high school and adult education markets. Prior to this reorganization, Steck-Vaughn's sales force was a smaller group that focused on all Steck-Vaughn markets. The reorganized sales force can focus the expertise, time and energy of its members in a more productive way.

         Competition. Many companies larger and smaller than Steck-Vaughn compete with Steck-Vaughn in the educational publishing field. No single company is dominant in the industry segments for which Steck-Vaughn publishes. Steck-Vaughn believes that the principal competitive factors in its industry are breadth and quality of product offerings, price, quality of support services and market responsiveness. Overall, the Company believes that Steck-Vaughn competes favorably on the basis of these factors, and that growth has occurred due to new products and increased sales and market penetration.

         NATIONAL EDUCATION TRAINING GROUP, INC.

         Established in the late 1960s, the Company's NETG subsidiary specializes in providing multimedia products to educate, train and transfer skills to corporate and government employees. Headquartered in Naperville, Illinois, NETG offers multimedia training solutions to help organizations worldwide maximize their performance and their investments in people and technology.

         Markets and Products. NETG's line of over 600 training products addresses all audience levels, providing analytical perspective as well as practical skills and knowledge in information technology, desktop computing, and management and professional development.

         NETG provides multimedia training that combines data, text, audio, video, animation and graphics with computer technology as appropriate to meet the needs of its markets and customers. NETG courses have been offered on virtually every technology-based medium and are provided in the formats of mainframe computer-based training, video, diskette, CD-ROM and interactive video. The NETG course library is divided into three primary product lines:
Information Technologies, Desktop Computing, and Management and Professional Development.

         1. Information Technologies Product Line. NETG's Information Technologies product line focuses on training information system professionals and users in new technologies. NETG currently offers and supports a large line of multimedia-based training curricula for Information Technologies, with courses in Client/Server Concepts, Front End Development Languages and Tools, Back End Database Servers, Object- Oriented Development, GUI Design, UNIX, Networking and Enterprise Systems (IBM Mainframe).

         2. Desktop Computing Product Line. NETG's Desktop Computing product line focuses on training end users in business applications on personal computers and workstations. NETG uses current technologies, including CD-ROM and Local Area Networks (LANs), to create sophisticated training and work support systems. The product line includes training products covering many popular business application programs used in the workplace, including the following: Microsoft(R) Windows(TM), Microsoft(R) Word, Lotus(R) 1-2-3(R), Windows NT(TM),

Microsoft(R) Excel, Lotus Notes(R), DOS, Microsoft(R) PowerPoint(R), Lotus Ami Pro(TM), OS/2(R), Microsoft(R) Access(R) and WordPerfect(R).

         In addition, NETG has developed a set of skills-based courses known collectively as SKILL BUILDER(R) products. SKILL BUILDER(R) courses provide simulations of the actual software to be learned. The courses feature specific business case scenarios that allow participants to quickly learn relevant skills they can immediately apply to their jobs. Major SKILL BUILDER(R) titles include the following: Microsoft Windows 3.1, Microsoft Windows NT, OS/2 2.0, Microsoft Mail 2.0 for Windows, Lotus Notes 3.0, Microsoft Windows for Workgroups 3.1, Microsoft Word 6.0 for Windows, Wordperfect 5.1 for Windows, Ami Pro 3.01, Lotus 1-2-3 4.0 for Windows, Microsoft Access, Microsoft Excel
5.0 for Windows and Microsoft PowerPoint 4.0.

         3. Management and Professional Development Product Line. NETG offers multimedia courses for improving personal, management and business skills that are essential for highly productive and professional employees. Topics include Reskilling Business, Total Quality Management, Fundamental Skills, Interpersonal Skills, Management Skills and Customer Service.

         Customized Services. NETG-Spectrum in Bedford, Massachusetts, is the consulting and custom development division of NETG. For more than 15 years, Spectrum has provided a full range of services in the design and delivery of custom multimedia training and performance systems. Spectrum helps clients achieve their business goals by combining its expertise in education, multimedia, technology and project management to produce effective training tailored to clients' needs.

         Integration with Instructor-Led Training. NETG also offers Instructor-Led Training (ILT) as part of a total integrated training delivery strategy. Although NETG's primary training delivery method is media-based, NETG can provide businesses with an integrated curriculum track to meet specific needs. NETG combines the benefits of both delivery methods to meet particular cost and time factors for its customers.

         Customer Assistance. NETG's Customer Assistance, located in Naperville, Illinois, provides customers with 24-hour, seven day per week, toll-free order processing and technical assistance. Support analysts provide answers to software and hardware questions, and assistance in the installation and ongoing use of courseware products. All costs for technical assistance are included in the price of NETG's products. In addition, NETG has established a LAN-based call tracking and reporting system that allows support analysts to electronically track customer inquiries, problems and solutions for faster response time to customers.

         International Distribution, Service, Marketing and Sales. NETG and its sister subsidiaries in the United Kingdom, the Netherlands, Germany and Austria are all direct subsidiaries of NETG Holding, Inc., a direct subsidiary of the Company ("NETG Holding"). Together, the subsidiaries of NETG Holding form an international organization with 76 sales offices and more than 450 employees, and an international network of agents and distributors in 50 countries, including Argentina, Australia, Bahrain, Bolivia, Brazil, Canada, Denmark, Egypt, France, Hong Kong, India, Japan, Korea, Malaysia, New Zealand, Nigeria, Norway, Peru, Russia, Saudi Arabia, Singapore, South Africa, Sweden, Taiwan, Turkey, the United Arab Emirates, and Venezuela.

         NETG Sales Organization and Distribution Channels. NETG's revenues are generated primarily by its field sales force that focuses on large business and government organizations. Customers license NETG's products and services under agreements that, depending on the customer's needs, provide access to all or part of NETG's product lines on a limited or unlimited basis. During the third quarter of 1994, NETG introduced in the United States a new product licensing agreement, known as the "Multimedia Licensing Agreement" (or "MLA"). The MLA provides NETG customers additional flexibility in licensing specific products from NETG, and has allowed NETG to use additional distribution channels. Moreover, in 1994 NETG developed an inside sales organization in the United States to address the training needs of small and medium sized companies. The inside sales group concentrates its efforts on licensing NETG products to clients via telephone.
A telemarketing lead generation group also was created in 1994 to support the needs of both inside and field sales groups.

         Competition. According to Training magazine's October 1994 Industry Report, the total training market in North America is in excess of $50 billion annually for industry and government. Eighty percent of that (more than $40 billion) is spent on overhead and internal training staff salaries. The remaining 20% ($9.9 billion) is divided into five outside expenditures categories of which 4% ($1.8 billion) is off-the-shelf materials, where NETG directly competes. NETG is one of the largest multimedia training companies in this very large, highly fragmented and competitive market.

         NETG competes in the training market on the factors of timeliness of new courses, instructional effectiveness, breadth of subject matter and delivery media, price and solution-oriented customer support. Overall, NETG believes that it is competitive on the basis of these factors. In 1995 and beyond, NETG anticipates stiffening competition from other suppliers of media-based training, which include major competitors CBT Systems, DPEC, SRA (a division of McGraw Hill, Inc.) and Comsell.

           FINANCIAL INFORMATION ON THE COMPANY'S FOREIGN OPERATIONS

         The following table shows consolidated net revenues of the Company in foreign countries for 1994, 1993 and 1992 (for more detailed information, please see Note 15 to Consolidated Financial Statements beginning on page F-18 below). These revenues are derived principally from the foreign operations of ICS and NETG:

(Dollars in thousands)                                    1994            1993            1992
                                                          ----            ----            ----
Net revenues outside the
    United States                                       $55,990         $58,642         $63,966

Percent of consolidated
    net revenues                                          23.2%           26.2%           29.3%

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

                   DISCUSSION OF ADDITIONAL BUSINESS FACTORS

         RESEARCH AND DEVELOPMENT

         The amount spent during 1994, 1993 and 1992 on Company-sponsored research and development activities was approximately $19 million, $24 million and $20 million, respectively. In 1994, the Company continued to invest in research and development to ensure new product availability for future revenue generation. The Company spends substantial sums primarily in the development of new products at NETG and Steck-Vaughn, and curricula for ICS.

         SEASONALITY OF THE BUSINESS

         Steck-Vaughn's sales are relatively higher in the third quarter of the year due to its customers purchasing products in anticipation of classes commencing in the fall. ICS' business is moderately seasonal with more students studying during the latter part of the year. NETG's business is seasonal due to the sales cycle from a disproportionate number of long-term, large contracts for NETG's products and services that are renewed in the fourth quarter of the year. There is no customer to whom sales are made in an amount that exceeds two percent or more of the Company's consolidated annual net revenues.

         ADDITIONAL INFORMATION

         Unearned future tuition revenue for ICS, which represents amounts estimated to be recognized as revenue in subsequent years as services and courseware are provided, is described in Note 12 to Consolidated Financial Statements on page F-15 below.

         Financial information about industry segments is described in Note 15 to Consolidated Financial Statements on page F-18 below.

         Compliance with federal, state or local provisions concerning the discharge of materials into the environment or otherwise relating to the protection of the environment had no material effect in 1994 on the Company's capital expenditures, earnings or competitive position.

         The Company employed approximately 3,147 persons as of January 31, 1994, including 1,605 at the Company's Education Centers subsidiary that has been reclassified as discontinued operations. See "Discontinued Operations:
Education Centers" below.

         DISCONTINUED OPERATIONS:  EDUCATION CENTERS

         Historically, in addition to ICS, Steck-Vaughn and NETG, the Company has conducted business through Education Centers; however, in 1994 those operations were reclassified as discontinued business operations, and the Company has pursued a strategy to sell off or otherwise dispose of Education Centers' operations.

         Education Centers has been one of the largest operators of private postsecondary schools in the United States; however, in 1993, it became more difficult for students at a number of locations, especially in urban areas, to obtain access to federally guaranteed student loans. Certain provisions of the Higher Education Act of 1992, as well as the Omnibus Budget Reconciliation Act, caused some lenders to terminate participation in federally guaranteed student loan programs. These difficulties prompted Education Centers to restructure its operations. Anticipating that decreased access to funding would result in further operating losses in some of its schools for the year ending December 31, 1993 and future years, in 1993 Education Centers elected to cease new student enrollments at 15 of its 48 schools (two of which have since begun again taking new enrollments), and in 1994 Education Centers elected to cease new student enrollments at an additional 6 schools.

         1994 Performance. Currently, Education Centers operates 36 schools (including seven that are no longer taking new enrollments and are scheduled to close permanently in the next six months, following the time that all existing students have been provided an opportunity to complete their scheduled courses of study); Education Centers has closed twelve schools in the past two years. The Company's consolidated statement of operations for 1994 includes a second quarter $40.0 million charge to write-down Education Centers' assets, provide for estimated gains/losses on the sale of certain Education Centers' schools, and to provide for the estimated costs of closing and teaching-out certain Education Centers' schools. In addition, in 1994, the Company recorded a $9.4 million operating loss from Education Centers' discontinued operations. In 1993, Education Centers had an operating loss before unusual items of $5.5 million, along with an unusual charge of $23.6 million, which charge included a write-down of assets and estimated costs of closing 14 schools announced in the third quarter of 1993.

         Sale and Other Disposition of Schools. Education Centers has, since June 1994, negotiated with several potential buyers for one or more of Education Centers' schools. In 1994, Education Centers was unable to consummate a transaction with a potential buyer of Education Centers' entire operations. Currently, Education Centers is negotiating with a potential buyer under the terms of a letter of intent to sell certain of Education Centers' schools. In addition, Education Centers has had discussions with a number of other potential purchasers of one or more schools.

         The sale of each school typically is conditioned on, among other things, re-certification of the school by the United States Department of Education as eligible for its students to receive federal student aid. In the event that the Department of Education refuses to re-certify any school, or such school, while still owned and operated by Education Centers, loses its certification for students to receive federal student aid (which can occur based on, among other reasons, its former students maintaining too high of a default rate in repayment of student loans made under federal student loan programs), Education Centers may determine to cease taking new enrollments at such school, and close that school after all existing students have been provided an opportunity to complete their scheduled courses of study.

         Business and Curricula. Each school provides various combinations of classroom, laboratory, hands-on and externship training for entry-level occupations in one or more of five major disciplines: Medical, Electronics, Business, Automotive, and Aviation. Programs ranging in length from 8 to 36 months are offered to individual students as well as government agencies with a training mandate and organizations having employee training needs that are met by Education Centers' curricula. Tuition for the programs ranges from $4,000 to $25,000 depending on length of course and subject matter. Tuition for government and industry training engagements varies from contract to contract as a function of contract training hours. All courses offered by Education Centers were developed internally or with the assistance of consultants.

         Completion and Job Placement. The completion rate for 1994 was 60%, as compared to 59.5% for 1993, with better rates in short-term programs. Over the past three years Education Centers has placed almost 23,900 graduates in jobs. Education Centers maintains placement personnel in each school, has fully computerized its job placement tracking system, and has initiated communication and training programs to achieve its placement goals. Education Centers monitors its overall placement rate, including monitoring graduates for at least three months after placement, as an indicator of the success of Education Centers' schools.

         Financial Aid and Accreditation. Federal and state financial aid represented approximately 85 percent of Education Centers' revenues in 1994. Grant programs, principally the Pell grant, entitle certain students to receive funds for tuition and other educational expenses, based on financial need. These grants may be available to students with family incomes of less than $25,000 per year; historically, many Education Centers' students qualified for these grants. There is no assurance that future governmental programs providing financial assistance to Education Centers' students will remain available at levels which have existed in prior fiscal years. Please see "Sale and Other Disposition of Schools" above, and please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" beginning on page 21 below.

         All schools operated by Education Centers are accredited by either the Accrediting Commission of Career Schools and Colleges of Technology or the Accrediting Council for Independent Colleges and Schools, and each school holds one or more state licenses allowing the school to operate or recruit students in such states. Each school undergoes periodic accrediting evaluations by teams of qualified examiners.

         Advertising, Marketing and Competition. Education Centers markets its courses to individual students, organizations, and governmental agencies. It utilizes various direct response advertising media including television, direct mail, and newspapers, and maintains a staff to make sales calls and to prepare proposals to governmental and quasi-governmental organizations and agencies based on training needs analyses or the existing government request for proposal process.

         Education Centers encounters active competition in the marketing of vocational and technical training programs from junior colleges and other public institutions, military training programs, and other proprietary schools. Education Centers competes on curriculum content and availability, location, tuition and other fees charged, the duration of the course, and the job placement success rate. Overall, the Company believes Education Centers' competitive position is satisfactory.

                       EXECUTIVE OFFICERS OF THE COMPANY

         The following table provides information regarding executive officers of the Company, including their ages as of March 17, 1995:


                  Name, Age and Title:                                          Five-Year Business Experience:
                  -------------------                                           -----------------------------
                 David C. Jones (73)                         Chairman of the Board since July 1989.  Acting Chief Executive
                 Chairman of the Board                       Officer from July 1989 to April 1990.  Chairman of the Joint Chiefs of Staff from June 1978 through June 1982.  Director of General
                                                             Electric.

                 Jerome W. Cwiertnia (53)                    President and Chief Executive Officer since April 1990.  President
                 President and Chief                         and Chief Operating Officer from August 1989 to April 1990.
                 Executive Officer                           President from February 1988 to March 1989. Mr. Cwiertnia has been a Director of the Company since 1984, and has served as Chairman of the Board of Steck-Vaughn since March 1993.

                 Christine A. Gattenio (39)                  Vice President and Corporate Controller since April 1989.
                 Vice President and                          Corporate Controller since January 1987.
                 Corporate Controller

                 Philip C. Maynard (40)                      Vice President, Secretary and General Counsel since February 1994.
                 Vice President, Secretary and               General Counsel of Orchids Paper Products Company from May 1993
                 General Counsel                             through January 1994.  Chief Executive Officer and Director of
                                                             McClellan Development from May 1989 to May 1992.  General Partner of Urland, Morello, Dunn & Maynard law practice from February 1985 to May 1989.

                 Keith K. Ogata (40)                         Vice President, Chief Financial Officer and Treasurer since April
                 Vice President, Chief                       1991.  Vice President and Treasurer from April 1989 to April 1991.
                 Financial Officer and                       Treasurer since January 1987.
                 Treasurer

ITEM 2.  PROPERTIES.

         (a) The Company's corporate headquarters are located in leased facilities aggregating 40,000 square feet in Irvine, California.

         (b) The Company owns real property consisting of approximately 2.2 acres of land with a 22,000 square foot building in Nutley, New Jersey, for an Education Centers school.

         (c) The Company owns an 180,000 square foot building on 15 acres of land and 80,000 square feet of buildings on leased land in Tulsa, Oklahoma, for an Education Centers school.

         (d) The Company owns the land and buildings in Oakland Park, Florida, that formerly served as a dormitory for the Company's former Ft. Lauderdale, Florida Education Centers school. These buildings, which the Company currently has listed for sale, aggregate approximately 107,000 square feet of space on approximately 4.8 acres of land.

         (e) The Company owns real property in Scranton, Pennsylvania, for the principal offices of ICS. This building consists of 120,000 square feet of space on 14.3 acres of land.

         (f) The Company owns an 82,000 square foot building on approximately 31 acres of land in Ransom, Pennsylvania for an ICS warehouse.

         (g) The Company owns the land and building serving as the warehouse for Steck-Vaughn Company. The building, located in Austin, Texas on approximately 13 acres of land, contains 101,000 square feet of space.

         (h) The Company owns 22,000 square feet of buildings on approximately 4.8 acres of land in West Des Moines, Iowa, for an Education Centers school.

         (i) The Company owns 60,000 square feet of buildings on approximately 3.1 acres of land in Blairsville, Pennsylvania, for an Education Centers school.

         (j) The Company owns 10,000 square feet of buildings on approximately .5 acres of land in Minneapolis, Minnesota, for an Education Centers school.

         (k) The Company has approximately 120 leases for its operating units and offices, including the following: Education Centers' headquarters in Irvine, California - approximately 24,000 square feet; NETG's headquarters in Naperville, Illinois - approximately 130,000 square feet; Steck-Vaughn's headquarters in Austin, Texas - approximately 31,000 square feet; and NETG-Spectrum's headquarters in Bedford, Massachusetts - approximately 52,500 square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1994.



                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low market prices for the Company's stock during each quarter for the last two years are as follows:

                                  1994                             1993
                                  ----                             ----
                        High             Low               High           Low
-------------------------------------------------------------------------------
First Quarter         $ 7 3/8          $ 6              $  7 3/4       $  5 1/8
Second Quarter          6 5/8            4 7/8             8 1/8          6 1/8
Third Quarter           5 3/4            4 7/8             8              5 1/2
Fourth Quarter          5 1/8            3 3/4             6 7/8          5 5/8


         The number of stockholders of record of the Company's Common Stock as of March 17, 1995 was 2,778. The number of record holders is based upon the actual number of holders registered on the stock transfer books for the Company at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

         No cash or stock dividends have been declared or paid on the Company's Common Stock during 1994 or 1993. The Company has no present intent to pay cash dividends; in addition, the Company's Credit Agreement with its lending institutions restricts the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

                National Education Corporation and Subsidiaries

                         FIVE YEAR FINANCIAL HIGHLIGHTS

      (amounts in thousands, except per share amounts)                    1994        1993        1992        1991        1990
      --------------------------------------------------------------------------------------------------------------------------
      NET REVENUES                                                      $241,614    $224,172    $218,269    $233,670    $221,616
      Income (loss) before amortization of acquired intangible
        assets, amortization of prior period deferred marketing,
        unusual items, nonoperating items, gain on sale of stock,
        income taxes (benefit) and minority interest                    $  6,813    $  1,400    $  4,190    $ 16,596    $ (1,125)
          Amortization of acquired intangible assets                       1,824       4,605       5,936       6,253       6,465
          Amortization of prior period deferred marketing                 19,836          --          --          --          --
          Unusual items, net*                                                 --       9,232       2,506          --        (154)
          Other nonoperating expenses, net                                 2,610       3,025       5,141       8,627      11,908
          Gain on sale of stock                                           (3,247)    (21,260)         --          --          --
          Income taxes (benefit)                                            (849)     (4,944)     (3,109)      2,345       1,717
          Minority interest                                                1,112         604          --          --          --
                                                                        --------------------------------------------------------
      INCOME (LOSS) FROM CONTINUING OPERATIONS                           (14,473)     10,138      (6,284)       (629)    (21,061)
        Income (loss) from discontinued operations                        (9,420)    (19,757)      6,799       5,988       6,122
        Loss on disposal of discontinued operations                      (40,032)         --          --          --          --
                                                                        --------------------------------------------------------
      NET INCOME (LOSS)                                                 $(63,925)   $ (9,619)   $    515    $  5,359    $(14,939)
                                                                        --------------------------------------------------------
      PER SHARE DATA

      EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
        Primary earnings (loss) per share                               $   (.49)   $    .34    $   (.21)   $   (.02)   $   (.71)
                                                                        --------------------------------------------------------
        Fully diluted earnings (loss) per share                         $   (.49)   $    .32    $   (.21)   $   (.02)   $   (.71)
                                                                        --------------------------------------------------------
      EARNINGS (LOSS) PER SHARE                                         $  (2.16)   $   (.32)   $    .02    $    .18    $   (.50)
                                                                        --------------------------------------------------------
        Weighted average number of shares outstanding:

           Primary                                                        29,640      29,855      30,296      30,116      29,643
           Fully diluted                                                  36,940      37,155      37,596      36,818      31,943

      SELECTED FINANCIAL INFORMATION
        Cash and investment securities                                  $ 28,130    $ 54,846    $ 59,464    $ 23,250    $ 33,115
        Total assets                                                     259,076     323,891     333,911     330,642     378,294
        Capital expenditures                                               8,805       8,655       6,784       3,419       4,184
        Total debt                                                        90,290      80,657      82,128      80,839     127,771
        Stockholders' equity                                              72,033     135,631     151,282     152,808     147,081
        Return on average equity                                          (61.6)%      (6.7)%        0.3%        3.6%      (9.8)%
        Total debt-equity ratio                                            1.3-1        .6-1        .5-1        .5-1        .9-1
                                                                        --------------------------------------------------------

* See Notes to Consolidated Financial Statements for discussion of the 1993 and 1992 unusual items.

Effective January 1, 1994, the Company changed its method of accounting for advertising and other deferred marketing costs. See Note 1 to Consolidated Financial Statements for further discussion.

In 1990, the Company reached an agreement with its former chairman and chief executive officer to settle damages under his employment agreement and all other claims asserted by him arising out of the termination of his employment. Accordingly, the Company settled in an amount of $5,346,000 which has been reflected as an unusual charge in its 1990 operating results. Also in 1990, the Company received from its insurance underwriter an amount of $5,500,000 to settle its contribution to class action settlement costs of $11,850,000 recorded in 1989 for class action lawsuits against the Company and certain present and former officers and directors. This amount was recorded as an unusual gain in the 1990 operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                National Education Corporation and Subsidiaries

1994 Compared to 1993

Revenues of $241,614,000 for the year ended December 31, 1994 were $17,442,000 or 7.8% higher than revenues of $224,172,000 in the prior year. Loss from continuing operations was $14,473,000 or $.49 loss per fully diluted share compared to income from continuing operations of $10,138,000 or $.32 per fully diluted share in 1993. Net loss of $63,925,000 or $2.16 loss per share compared to net loss of $9,619,000 or $.32 loss per share in 1993.

Effective June 30, 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. The plan resulted in a charge of $40,032,000 ($1.35 loss per share) to write-down assets, provide for estimated gains/losses on the sale of certain schools, and to provide for the estimated costs of closing and teaching-out certain schools. The revenues and expenses of the Education Centers have been netted and segregated as discontinued operations for 1994, and prior period statements of operations have been restated to reflect this change.

In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs". The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1994, but may be adopted early. In the fourth quarter of 1994, the Company adopted the SOP at its ICS Learning Systems subsidiary effective January 1, 1994. In adopting the SOP in 1994, ICS' total advertising, selling and promotion costs were expensed as incurred rather than deferred and amortized as in prior periods. Furthermore, the transition rules of the SOP required amortization of the deferred balances existing as of the beginning of the year in accordance with the Company's previous accounting policy. The SOP does not permit restatement of prior periods (1993 and 1992). The effect of the transition rules is to reflect as an expense in the year of adoption (1994), both the current year's advertising, selling and promotion costs, and the amortization of balances deferred as of the beginning of the year. Adoption of the SOP in 1994, resulted in a charge of $27,410,000 ($21,181,000 after tax or $.72 per share). The charge consists of two components. First, a charge of $19,836,000 results from the amortization of the deferred marketing balance as of December 31, 1993 into 1994. Second, a charge of $7,574,000 results from increased selling and promotion spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy. For comparative purposes only, assuming the Company had adopted the SOP effective January 1, 1992, income before taxes would have decreased $3,411,000 ($2,251,000 after tax or $.08 per share) in 1993 and increased $1,679,000 ($1,108,000 after tax or $.04 per share) in 1992.

Increased revenues from continuing operations related to ICS, Steck-Vaughn and National Education International, which provides training services to foreign governments primarily in the Middle East, were partially offset by reduced revenues at NETG. The decline in income from continuing operations of $24,611,000 was due to the 1994 adoption of the SOP discussed above, and a nonrecurring 1993 after tax gain of $21,260,000 ($.71 per share) resulting from an initial public offering of 2,668,000 shares of Steck-Vaughn Publishing Corporation common stock partially offset by the 1993 unusual charge of $9,232,000 ($6,558,000 after tax or $.22 loss per share) recorded at NETG for the write-down of certain acquired intangible assets. Excluding the effects of the net unusual items, income from continuing operations in 1994 was favorably impacted by reduced operating losses at NETG and a gain on sale of a partnership interest of a start-up operation in the amount of $3,247,000 ($2,143,000 after tax or $.07 per share). The net loss was primarily related to the loss from discontinued operations and the loss on disposal of discontinued operations of the Education Centers totaling $49,452,000 in 1994. The loss from discontinued operations decreased from the prior year due to the nonrecurring unusual charge of $23,626,000 ($16,363,000 after tax or $.55 loss per share) resulting from a restructuring charge for the write-down of certain assets and the estimated costs of closing the 14 schools announced in the third quarter of 1993.

ICS Learning Systems revenues of $122,815,000 increased $21,496,000 or 21.2% from revenues of $101,319,000 in 1993. Operating loss of $3,927,000 decreased $25,295,000 from operating income of $21,368,000 in the prior year solely due to the change in accounting for advertising, selling and promotion costs required by the SOP as discussed earlier. The revenues at ICS increased primarily due to strong revenue performance at the domestic operation. The international operations experienced a slight increase in revenues. Domestic revenues grew significantly due to a 32.7% increase in enrollments, revenues from MicroMash, and increases in Business and Industrial Division revenues.
The significant domestic enrollment increase primarily resulted from the success of the expanded telesales efforts, which enroll students directly over the phone and have produced a higher conversion of leads to enrollments and tuition down payments upon enrollment than that experienced in the prior year. In addition, a shift in product mix towards higher priced computer related courses contributed to the revenue growth. During the first quarter, ICS acquired MicroMash, a leading provider of computer based interactive courses for accounting professionals and students. Through this acquisition, ICS is strategically positioned to aggressively pursue the continuing professional education marketplace. Business and Industrial Division revenues grew during the year as a result of further selling penetration of the existing marketplace. The revenue increase at the international operation primarily resulted from higher revenues at the Australia/New Zealand, Canada and International Mail Sales (IMS) operations. The combined Australia/New Zealand operation experienced strong enrollment growth of 17.9% as a result of the successful telesales efforts which increased conversion of leads to enrollments. The higher revenues at Canada and IMS primarily resulted from increased student payments partially reduced by a decrease in Canada's enrollments. The United Kingdom experienced lower revenues due to lower student payments despite flat enrollments as compared to the prior year. The operating loss at ICS results solely from the adoption of the SOP in 1994. The following table provides the total advertising, selling and promotion spending for the years presented.


      (amounts in thousands)                                              1994          1993            1992
      ------------------------------------------------------------------------------------------------------
      Advertising, selling and promotion spending                        $51,103       $39,122       $30,011

As a result of the increased promotion and selling spending of $11,981,000 in 1994 over 1993, revenues increased $21,496,000 and unearned future tuition revenue on student contracts at ICS increased $36,883,000 or 29.2% to $163,050,000. Based upon previous experience, it is estimated that approximately 45% of the unearned future tuition revenue will ultimately be recognized as revenue. As ICS continues to increase its advertising, selling and promotion costs to support the growth in the student population, operating margins will be lower than in previous years. As required by the SOP, expensing these costs as incurred fully burdens the current year with expenses that benefit future years with the related revenue stream. Higher course service costs at the domestic operation were primarily related to the significant volume increases and changes in product mix towards a higher percentage of lower margin computer related courses. General and administrative costs were higher during the year primarily due to costs associated with MicroMash and the initial costs to convert and integrate new information systems. These costs were partially offset by lower insurance costs related to favorable loss experience.

Steck-Vaughn Publishing Corporation revenues of $53,608,000 were $452,000 or .9% higher than revenues of $53,156,000 in the prior year. Operating income of $10,425,000 decreased $3,141,000 or 23.2% as compared to operating income of $13,566,000 in 1993. The slight increase in revenue was attributable to a general price increase of 6.7% and a modest increase in sales of the elementary school product line which benefited from growth primarily in the Math, Reading, and Science products and a full year of Magnetic Way product sales. The adult education product line experienced a decrease in revenues due to a reduction in software sales of GED products, new competition for GED products and tight funding in the adult education sector. In addition, a decline in sales of mature library products was not entirely offset by sales of newer products, resulting in lower library revenues. Several factors contributed to these results. Selling conditions in early 1994 were hampered by adverse winter weather conditions which affected the midwest, mid-Atlantic and northeast regions of the United States. Additionally, the sales force expansion and related reorganization effective January 1994, resulted in longer than anticipated assimilation and reduced sales productivity. Finally, a continuing trend towards site-based selling, which is a competitive strength of Steck-Vaughn, is driving the decision making process down to the faculty level requiring a greater number of sales calls per revenue dollar, resulting in an increase in selling costs. Operating income decreased significantly during 1994 primarily due to an increase in publishing costs, product development expenses, and selling and promotion costs. Higher publishing costs primarily resulted from the higher distributor and Magnetic Way sales which have lower profit margins and resulted in a slight increase in publishing costs as a percentage of revenues.
Publishing costs and materials, which include product development and product acquisition expenses, increased over the prior year due to Steck-Vaughn's commitment to develop new and revised products and to acquire certain library products to position Steck-Vaughn for growth in the supplemental educational marketplace. By continuing to expand its product offerings, Steck-Vaughn expects to continue to capitalize on the anticipated increasing demand for supplemental educational, library and adult education products despite severe budgetary pressure on schools located in certain geographic areas of the country. Selling and promotion costs increased during the year due to the expansion of the sales organization during January 1994. The expansion and related reorganization resulted in the segmentation of the sales force into two groups. One group focuses on the elementary, junior high and library marketplaces while the other group focuses on the high school and adult education marketplaces. This segmentation positions Steck-Vaughn to maximize the opportunities of their rapidly expanding product offerings and to respond to additional requirements resulting from the trend towards site-based selling. General and administrative expenses decreased in 1994 primarily due to lower insurance expenses caused by favorable loss experience and reduced management incentive compensation expenses.

NETG revenues of $61,937,000 decreased $6,322,000 or 9.3% from revenues of $68,259,000 in the prior year. Operating losses of $13,993,000 decreased $11,957,000 from losses before unusual items of $25,950,000 in the prior year. During the third quarter of 1993, NETG recorded an unusual charge of $9,232,000 which resulted from the write-down of certain acquired intangible assets. The decrease in revenues at the domestic and international operations primarily resulted from lower contract backlog at the beginning of 1994 as compared to 1993 and slightly lower volume of new orders in the domestic operation. In addition, the decrease in revenues was partially attributable to the introduction in the third quarter of a new product licensing agreement, called Multimedia Licensing Agreement (MLA), which simplifies the customers' ability to acquire NETG products; however, unlike sales contracts used in prior years, the MLA does not require upfront commitments to acquire product upon the signing of a contract. As the number of customers signing MLAs increases, new orders will become less meaningful as a key indicator of future revenue activity. New orders increased in the international operation due to increased new business activity in the United Kingdom operation; however, decreasing contract backlog, which more than offset the new orders business, and the sale of NETG-Canada in 1993 resulted in reduced revenues in the international operation. During December 1993, NETG sold certain assets and liabilities of NETG-Canada to SHL Systemhouse, Inc. at approximately book value. The sales agreement also provided for certain future royalties on the sale of NETG products in Canada. Operating losses before unusual items decreased significantly in the domestic operation during 1994 primarily due to reductions in product development costs, general and administrative expenses and amortization of acquired intangible assets. Reengineering the processes in product development and focusing the 1994 development efforts to concentrate in areas such as multimedia end user desktop computing and client/server computing resulted in a 46.5% reduction in product development expenses. The decrease in general and administrative expenses primarily resulted from lower employee headcount and favorable loss experience which resulted in lower insurance expenses partially offset by higher consulting costs. Amortization of acquired intangible assets decreased in 1994 due to the write-down of certain acquired intangible assets in 1993 which was recorded as an unusual charge of $9,232,000. Despite slightly lower selling and promotion expenses, these expenses increased as a percentage of revenue during 1994 primarily as a result of the revenue decline.

National Education International (NEI) revenues of $2,927,000 increased $1,675,000 or 133.8% above the prior year revenues of $1,252,000. Operating income of $958,000 increased $742,000 over the prior year income of $216,000. The higher revenue and operating income levels are attributable to multi-year training contracts with Egypt and Kuwait, which span from one to four years in duration. As of December 31, 1994, these contracts carried a contract backlog of $4,348,000.

In December 1994, the Company sold its interest in a start-up partnership venture previously entered into for the development of an automated enrollment and financial aid application process. As a result of the sale, which was accounted for as a sale of stock, the Company recorded a gain on sale of $3,247,000 ($2,143,000 after tax or $.07 per share).

General corporate expenses of $7,302,000 decreased $4,230,000 or 36.7% from expenses of $11,532,000 in the prior year. The decrease in corporate expenses primarily resulted from a one-time contract settlement charge in 1993, favorable loss experience which resulted in lower insurance expenses, reduced outside consulting costs primarily from the company-wide financial reengineering effort and other cost reductions.

Operating results of ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as previously discussed. Foreign currency gains of $492,000 were recorded during 1994 compared to losses of $243,000 in 1993. The current year currency gains primarily resulted from the rise in the exchange rates of the British pound and the German mark and their effect on the U.S. dollar denominated current intercompany balances at NETG-U.K. and NETG-Germany payable to the U.S. operations.

1993 Compared to 1992

Revenues of $224,172,000 for the year ended December 31, 1993 were $5,903,000 or 2.7% higher than revenues of $218,269,000 in the prior year. Income from continuing operations was $10,138,000 or $.32 per fully diluted share as compared to loss from continuing operations of $6,284,000 or $.21 loss per fully diluted share in 1992. Net loss of $9,619,000 or $.32 loss per share compared to net income of $515,000 or $.02 per share in 1992.

Effective June 30, 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. The revenues and expenses of the Education Centers have been restated and segregated for 1993 and 1992 to reflect this change.

The increase in revenue primarily results from increased revenues at ICS and Steck-Vaughn partially offset by reduced revenues at NETG. The growth in income from continuing operations was primarily due to the net revenue increase and an after tax gain of $21,260,000 ($.71 per share) resulting from an initial public offering of 2,668,000 shares of Steck-Vaughn Publishing Corporation common stock in 1993. The public offering reduced the Company's ownership of Steck-Vaughn from 100% to 81.7%. Partially offsetting this gain was an unusual charge of $9,232,000 ($6,558,000 after tax or $.22 loss per share) at NETG which resulted from the write-down of certain acquired intangible assets in 1993. The net loss during the year was primarily due to the loss from discontinued operations which includes an unusual charge of $23,626,000 ($16,363,000 after tax or $.55 loss per share) recorded at the Education Centers resulting from a restructuring charge for the write-down of certain assets and the estimated costs of closing 14 schools announced in the third quarter of 1993.

ICS Learning Systems revenues of $101,319,000 increased $11,027,000 or 12.2% from revenues of $90,292,000 in 1992. Operating income of $21,368,000 increased $2,588,000 or 13.8% from operating income of $18,780,000 in the prior year. The revenue and operating income increases at ICS primarily resulted from a 10.1% increase in enrollments, the transfer of the Industrial Print Division from NETG to ICS as of January 1, 1993 and a higher student population carry-in at the beginning of the year in comparison to the prior year. The enrollment increase at ICS was primarily due to continued improvement in converting leads to enrollments resulting from telesales and other telemarketing efforts in the domestic operations and certain international locations. The acquisition of the Industrial Print operation enhanced ICS' ability to effectively penetrate the business and corporate industrial marketplaces. Partially offsetting the revenue and operating increases was the impact of lower average exchange rates at the international locations, particularly in the United Kingdom. Selling and promotion costs decreased as a percentage of revenues in the domestic operations while they were partially offset by increases in such costs in the international operations. The decrease in the domestic operations was primarily due to the efficiencies associated with telesales and other telemarketing efforts, and proportionately lower costs associated with the Industrial Print Division. Higher selling and promotion costs as a percentage of revenue were experienced at the international operations as a result of increased marketing efforts designed to continue stimulating enrollment growth.

Steck-Vaughn Publishing Corporation revenues of $53,156,000 were $8,032,000 or 17.8% higher than revenues of $45,124,000 in the prior year. Operating income of $13,566,000 increased $1,010,000 or 8.0% as compared to operating income of $12,556,000 in 1992. The revenue and operating income increases at Steck-Vaughn were primarily due to the successful marketing of new and revised products introduced during the past several years by the expanded sales and marketing organization and new product acquisitions during the year. The sales and marketing organization was significantly expanded during 1992 which facilitated the growth experienced during 1993; however, the full impact of this expansion increased costs during 1993 resulting in higher selling and marketing expense as a percentage of revenue. Due to the rapidly expanding product offerings, Steck-Vaughn reorganized its sales force effective January 2, 1994. During 1993, each salesperson was responsible for the whole product range which included elementary, high school, library and adult education markets. Beginning in 1994, the sales force was segmented into two groups.
One group focuses on the elementary and library markets while the other group focuses on the high school and adult education marketplaces.

NETG revenues of $68,259,000 decreased $14,323,000 or 17.3% from revenues of $82,582,000 in the prior year. Operating losses before unusual items of $25,950,000 increased $4,096,000 from losses of $21,854,000 in the prior year. During the third quarter of 1993, NETG recorded an unusual charge of $9,232,000 which resulted from the write-down of certain acquired intangible assets. The decrease in revenue and increased operating loss at NETG primarily resulted from lower contract backlog at the beginning of the year and the transfer of the Industrial Print operation to ICS effective January 1, 1993. New orders and contracts increased 39.5% during the later half of the year resulting in an 11.2% increase for the year. Product development expenses increased $3,028,000 or 28.6% during the year as NETG continued to develop new training products in the areas of client/server computing, business process reengineering, end user desktop computing, and personal and professional development. As a result of the decreased revenue and increased product development expense, course materials and service costs increased significantly as a percentage of revenue. Despite lower selling and promotion expenses, these expenses increased as a percentage of revenue during 1993 primarily as a result of the significant revenue decline. During December 1993, NETG sold certain assets and liabilities of NETG-Canada to SHL Systemhouse, Inc. (Systemhouse) at approximately book value. The sales agreement also provides for certain future royalties on the sale of NETG products in Canada. The net assets and operating results of NETG Canada are not material to the operations of NETG.

General corporate expenses of $11,532,000 increased $774,000 or 7.2% from expenses of $10,758,000 in the prior year. The increase in corporate expenses primarily resulted from initial investments in the reengineering of certain company-wide finance processes and information systems.

Operating results of ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as previously discussed. Foreign currency losses of $243,000 were recorded during 1993 compared to losses of $2,570,000 in 1992. The prior year currency losses primarily resulted from the significant exchange rate decline of the British pound sterling and its effect on the U.S. dollar denominated current intercompany balance at NETG-U.K. payable to the U.S. operations.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash, investment securities and cash provided from operations. At December 31, 1994, the Company had $28,130,000 in cash and investment securities, of which $16,959,000 was held in the account of Steck-Vaughn.

As of December 31, 1994, the Company had a revolving bank credit agreement in the amount of $10,000,000, of which $5,000,000 was outstanding. On February 28, 1995, the Company amended its revolving bank credit agreement with its existing bank to increase the available amount to $13,500,000, which matures on December 31, 1995. The credit agreement, which is secured by the stock of principal subsidiaries, will initially provide borrowings at prime plus 1 percent or, at the Company's option, at LIBOR plus 2 percent, with incremental borrowing rate increases at June 30 and September 30, 1995.

Under the intercompany agreement between the Company and Steck-Vaughn, the Company has the ability to borrow up to $10,000,000 from Steck-Vaughn. Effective February 28, 1995, the Company and Steck-Vaughn entered into a revolving loan agreement which provides that any borrowing by the Company will bear interest at LIBOR plus 2 percent, and will be secured by the Company's holdings of Steck-Vaughn stock. Steck-Vaughn also received an option to repurchase from the Company up to 290,000 shares of Steck-Vaughn stock held by the Company, at $6.50 per share. The option becomes exercisable one year after grant, expires December 31, 1996, and may be redeemed by the Company prior to exercise or expiration for the greater of $750,000 or the amount necessary to increase to 25 percent the annualized yield to Steck-Vaughn on all amounts borrowed by the Company under the revolving loan agreement.

Cash outflows from 1994 operating activities of $1,362,000 were $9,680,000 lower than cash flows from 1993 operating activities of $8,318,000 due primarily to higher advertising spending at ICS.

In addition, net cash flows for 1994 were further impacted by the acquisitions of MicroMash and Berrent Publications in the amount of $6,430,000, cash outflow of $21,085,000 at the Education Centers and additional investments in property, plant and equipment at ICS to support the continued growth in that operation.

The Company expects that cash, marketable securities, the bank and Steck-Vaughn credit facilities, cash provided from operations and the continued funding of Education Centers' students under government student financial aid programs, subject to a timely disposition of schools, will be sufficient to provide for planned working capital requirements, debt service, and capital expenditures for the foreseeable future.

During 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. As a result, the Company recorded a charge of $40,032,000 to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. During the second half of the year, the Company negotiated with an interested buyer to sell the total operations of the Education Centers. In December, the Company terminated the negotiations with this interested buyer due to significant complexities in issues raised in the regulatory review process. In January 1995, the Company announced that it had signed a letter of intent with a buyer to purchase certain of its Education Centers' schools. The Company is undertaking discussions with other potential buyers with specific geographic and/or curricula interests related to the remaining schools. In the event the Company is unable to sell certain schools anticipated for sale due to a lack of buyers, default rate issues or other factors, the Company may initiate the teachout of these schools in 1995, and if appropriate, increase the reserve for the loss on disposal of discontinued operations.

At December 31, 1994 and 1993, the excess of cost over net assets of businesses acquired (goodwill) at NETG was $42,158,000 and $43,495,000, respectively. At each balance sheet date, the Company reviews the recoverability of intangible assets by comparing projected operating income on an undiscounted basis to the net book value of the related assets. Despite the improvement in operating losses at NETG in 1994 and management's projection of the recoverability of its goodwill on an undiscounted basis as of December 31, 1994, management continues to explore various alternatives to either minimize the future risk of NETG or maximize the value of NETG to shareholders. In the event management develops a definitive plan to significantly redirect the strategic plan at NETG, the Company at that time will again assess the recoverability of goodwill.

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. As of December 31, 1994, the Company had a gross deferred tax asset of $73,556,000 (see Notes to Consolidated Financial Statements). A significant portion of the deferred tax asset is comprised of U.S. Federal and international net operating loss carryforwards. At December 31, 1994, the Company had available federal consolidated net operating loss carryforwards of $71,000,000 (exclusive of certain "SRLY" losses) expiring through 2009. In addition, the Company had federal SRLY loss carryforwards totaling $16,967,000 ($5,769,000 deferred tax asset) expiring in years 1998 through 2007 that may only be used to offset income generated by the particular entities that generated the losses.

FAS 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion of the deferred tax asset will not be realized". The Company has recorded a valuation allowance of $30,613,000, including full allowance against the SRLY loss carryforwards.

The ultimate realization of deferred tax assets, net of the valuation allowance, of $42,943,000 depends on the Company's ability to generate sufficient taxable income in the future. A portion of this asset will be realized through the reversal of taxable temporary differences totaling $17,298,000 reflected as deferred tax liabilities in the financial statements. Eliminating the effects of adopting the SOP in 1994, the improving profitability of the continuing operations, together with the reversal of taxable temporary differences, provides the basis for management's conclusion that it is more likely than not that the Company will generate sufficient taxable income to realize its deferred tax asset.

The effect of inflation had little impact on the Company in 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The Company's consolidated financial statements at December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and the Report of Price Waterhouse LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-21 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 The Company has no information to report in response to this item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

 (a) The information required by Item 10 with respect to the directors of the Company is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1994), either as part of a Proxy Statement for the Company's Annual Meeting of Stockholders or as an amendment to this Form 10-K.

 (b) The information required by Item 10 with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

 The information required by Item 11 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1994), either as part of a Proxy Statement for the Company's Annual Meeting of Stockholders or as an amendment to this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The information required by Item 12 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1994), either as part of a Proxy Statement for the Company's Annual Meeting of Stockholders or as an amendment to this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information required by Item 13 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end December 31, 1994), either as part of a Proxy Statement for the Company's Annual Meeting of Stockholders or as an amendment to this Form 10-K.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this report:

                                                                                                  Page Number
                                                                                                  -----------
       (1)    Financial Statements:

              Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . .              F-1
              Consolidated Statements of Operations for each of the
              three years in the period ended December 31, 1994   . . . . . . . . . . . .              F-2
              Consolidated Balance Sheets at December 31, 1994 and 1993   . . . . . . . .              F-3
              Consolidated Statements of Cash Flows for each of the
              three years in the period ended December 31, 1994   . . . . . . . . . . . .              F-4
              Consolidated Statements of Stockholders' Equity for each
              of the three years in the period ended December 31, 1994  . . . . . . . . .              F-5
              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .              F-6

       (2)    Financial Statement Schedules: **

                    II      Valuation and Qualifying Accounts . . . . . . . . . . . . . .              F-21

              **    Schedules numbered in accordance with Rule 5.04 of Regulation S-X.
                    All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (3)    Exhibits:  Management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Annual Report on Form 10-K are denoted with an "**" after the Exhibit number.

                                                                                            Sequentially
Exhibit                                                                                      Numbered
Number        Description                                                                       Page
------        -----------                                                                   ------------
3.1           Restated Certificate of Incorporation of the Company (1)  . . . . . . . .         *

3.2           By-Laws of the Company, as amended (2)  . . . . . . . . . . . . . . . . .         *

10.1**        National Education Corporation Retirement Plan (Restated as of
              January 1, 1989 and as Amended through January 1, 1992) (3)   . . . . . .         *

10.2          National Education Corporation Retirement Plan Trust (4)  . . . . . . . .         *

10.3**        Advanced Systems, Incorporated 1984 Stock Option and Stock
              Appreciation Rights Plan (5)  . . . . . . . . . . . . . . . . . . . . . .         *

10.4**        1986 Stock Option and Incentive Plan, as amended (6)  . . . . . . . . . .         *

                                                                                            Sequentially
Exhibit                                                                                      Numbered
Number        Description                                                                       Page
------        -----------                                                                   ------------
10.5 **       1990 Stock Option and Incentive Plan (7)  . . . . . . . . . . . . . . . .         *

10.6 **       1991 Directors' Stock Option Plan (8)   . . . . . . . . . . . . . . . . .         *

10.7          Rights Agreement, dated October 29, 1986, between National Education
              Corporation and Bank of America National Trust and Savings
              Association, Rights Agent (including exhibits thereto) (9)  . . . . . . .         *

10.8          Addendum No. 1 to Rights Agreement, dated August 5, 1991 (10)   . . . . .         *

10.9          Indenture, dated as of May 15, 1986, between National Education
              Corporation and Continental Illinois National Bank and Trust Company
              of Chicago, as Trustee (11)   . . . . . . . . . . . . . . . . . . . . . .         *

10.10         Tripartite Agreement Dated as of May 31, 1990, among National
              Education Corporation, Continental Bank as Resigning Trustee, and IBJ
              Schroder Bank & Trust Company as Successor Trustee (12)   . . . . . . . .         *

10.11         National Education Corporation Purchase Agreement, Senior
              Subordinated Convertible Debentures, dated as of February 15, 1991 (13)           *

10.12 **      National Education Corporation Supplemental Executive Retirement Plan,
              as amended (14)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         *

10.13 **      Supplemental Benefit Plan for Non-Employee Directors (15)   . . . . . . .         *

10.14 **      Retirement Agreement with J.J. McNaughton (16)  . . . . . . . . . . . . .         *

10.15         Intercompany Agreement Between National Education Corporation and
              Steck-Vaughn Publishing Corporation dated June 30, 1993 (17)  . . . . . .         *

10.16         Tax Sharing Agreement Between National Education Corporation and Its
              Direct and Indirect Corporate Subsidiaries dated January 1, 1993 (18)   .         *

10.17         Asset Purchase Agreement Between Steck-Vaughn Company and Creative
              Edge Inc. dated as of April 26, 1993 (19)   . . . . . . . . . . . . . . .         *

10.18         $13,500,000 Amended and Restated Credit Agreement among National
              Education Corporation, the Banks named therein and Bankers Trust
              Company as Agent, dated February 28, 1995 (the "Credit Agreement")
              (Confidential treatment under Rule 24b-2 has been requested for portions
              of this exhibit) (23)   . . . . . . . . . . . . . . . . . . . . . . . . .

10.19         First Amendment to Intercompany Agreement, dated June 10, 1994, between National Education Corporation and Steck-Vaughn Publishing
              Corporation (20)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         *

                                                                                            Sequentially
Exhibit                                                                                      Numbered
Number        Description                                                                       Page
------        -----------                                                                   ------------
10.20         $10,000,000 Credit Agreement between Steck-Vaughn Company and
              NationsBank of Texas, dated as of June 10, 1994 (21)  . . . . . . . . . .         *

10.21         Revolving Line of Credit Note and Option Agreement between National
              Education Corporation and Steck-Vaughn Publishing Corporation, dated
              February 28, 1995 (22)  . . . . . . . . . . . . . . . . . . . . . . . . .         *

11.1          Calculation of Primary Earnings Per Share (23)  . . . . . . . . . . . . .

11.2          Calculation of Fully Diluted Earnings Per Share (23)  . . . . . . . . . .

21            Subsidiaries of National Education Corporation (23)   . . . . . . . . . .

23            Consent of Price Waterhouse LLP (23)  . . . . . . . . . . . . . . . . . .

27            Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . .
------------------

     *        incorporated by reference from a previously filed document
     **       denotes management contract or compensatory plan or arrangement

     (1) Incorporated by reference to Exhibit 19-2 filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

     (2) Incorporated by reference to Exhibit 10 filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

     (3) Incorporated by reference to Exhibit 10.1 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

     (4) Incorporated by reference to Exhibit 10(b) filed with Registrant's Registration Statement on Form S-8 (No. 2-86904), filed October 3, 1983.

     (5) Incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

     (6) Incorporated by reference to Exhibit 10.17 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

     (7) Incorporated by reference to Exhibit "A" filed with Registrant's 1990 Proxy Statement, filed April 2, 1990.

     (8) Incorporated by reference to Exhibit "A" filed with Registrant's 1991 Proxy Statement, filed April 1, 1991.

     (9) Incorporated by reference to Exhibit 4.1 filed with Registrant's Current Report on Form 8-K, dated October 29, 1986, filed October 30, 1986.

     (10) Incorporated by reference to Exhibit 10.19 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

     (11) Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to Registrant's Registration Statement on Form S-3 (No. 33-
              5552), filed May 16, 1986.

     (12) Incorporated by reference to Exhibit 4 filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990.

     (13) Incorporated by reference to Exhibit 4 filed with Registrant's Current Report on Form 8-K, dated February 20, 1991, filed February 27, 1991.

     (14) Incorporated by reference to Exhibit 10.17 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

     (15) Incorporated by reference to Exhibit 10.18 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

     (16) Incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

     (17) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

     (18) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

     (19) Incorporated by reference to Exhibit 10.13 filed with Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, File No. 33-62334, filed May 7, 1993.

     (20) Incorporated by reference to Exhibit 10.23 filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994.

     (21) Incorporated by reference to Exhibit 10.14 filed with Steck-Vaughn Publishing Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994.

     (22) Incorporated by reference to Exhibit 10.12 filed with Steck-Vaughn Publishing Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 29, 1995.

     (23)     Filed herewith.

(b)   No reports on Form 8-K were filed during the fourth quarter of 1994.

(c)   The exhibits required by this Item are listed under Item 14(a)(3) above.

(d) The consolidated financial statements required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL EDUCATION CORPORATION                                           Date
By    /s/ JEROME W. CWIERTNIA                                        March 27, 1995
      ---------------------------
       Jerome W. Cwiertnia
       President and Chief
       Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                                         Date
By    /s/ JEROME W. CWIERTNIA                                        March 27, 1995
      ---------------------------
       Jerome W. Cwiertnia,
       Director, President and Chief
       Executive Officer
       (Principal Executive Officer)



By    /s/ KEITH K. OGATA                                             March 27, 1995
      ---------------------------
       Keith K. Ogata, Vice President,
       Chief Financial Officer and
       Treasurer (Principal Financial
       Officer)



By    /s/ CHRISTINE A. GATTENIO                                      March 22, 1995
      ---------------------------
       Christine A. Gattenio, Vice
       President and Corporate
       Controller (Principal
       Accounting Officer)

                                                                         Date
By:    /s/ RICHARD C. BLUM                                           March 23, 1995
       ----------------------------
        Richard C. Blum, Director



By:    /s/ DAVID BONDERMAN                                           March 22, 1995
       ----------------------------
       David Bonderman, Director



By:    /s/ LEONARD W. JAFFE                                          March 24, 1995
       ----------------------------
        Leonard W. Jaffe, Director



By:    /s/ DAVID C. JONES                                            March 22, 1995
       -----------------------------
        David C. Jones, Director



By:    /s/ MICHAEL R. KLEIN                                          March 24, 1995
       ----------------------------
        Michael R. Klein, Director



By:    /s/ PAUL B. MACCREADY                                         March 22, 1995
       ----------------------------
        Paul B. MacCready, Director



By:    /s/ FREDERIC V. MALEK                                         March 22, 1995
       ---------------------------
        Frederic V. Malek, Director



By:    /s/ JOHN J. MCNAUGHTON                                        March 22, 1995
       ----------------------------
        John J. McNaughton, Director



By:    /s/ WILLIAM D. WALSH                                          March 22, 1995
       ----------------------------
        William D. Walsh, Director

                         NATIONAL EDUCATION CORPORATION

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of National Education Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 24 present fairly, in all material respects, the financial position of National Education Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note One to the consolidated financial statements, the Company changed its method of accounting for advertising costs in 1994.





Price Waterhouse LLP

Costa Mesa, California
February 6, 1995

                National Education Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Year Ended December 31,
                                                                          ----------------------------------
 (amounts in thousands, except per share amounts)                           1994        1993          1992
                                                                          --------    --------      --------
 TUITION AND CONTRACT REVENUES                                            $188,006    $171,016      $173,145
 PUBLISHING REVENUES                                                        53,608      53,156        45,124
                                                                          --------    --------      --------
 NET REVENUES                                                              241,614     224,172       218,269

 COSTS AND EXPENSES:
    Contract course materials and service costs                             72,735      72,937        70,725
    Publishing costs and materials                                          21,976      19,588        16,797
    Selling and promotion                                                  111,058      93,046        89,275
    General and administrative                                              29,032      37,201        37,282
    Amortization of acquired intangible assets                               1,824       4,605         5,936
    Amortization of prior period deferred marketing                         19,836           -             -
    Unusual items                                                                -       9,232         2,506
    Interest expense                                                         6,336       5,723         5,816
    Investment income                                                       (3,234)     (2,560)       (2,541)
    Other (income) and expense                                                (492)       (138)        1,866
    Gain on sale of stock                                                   (3,247)    (21,260)            -
                                                                          --------    --------      --------
 INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT), MINORITY INTEREST AND
  DISCONTINUED OPERATIONS                                                  (14,210)      5,798        (9,393)
    Income taxes (benefit)                                                    (849)     (4,944)       (3,109)
                                                                          --------    --------      --------
 INCOME (LOSS) BEFORE MINORITY INTEREST AND DISCONTINUED
  OPERATIONS                                                               (13,361)     10,742        (6,284)
    Minority interest in consolidated subsidiary                             1,112         604            -
                                                                          --------    --------      --------
 INCOME (LOSS) FROM CONTINUING OPERATIONS                                  (14,473)     10,138        (6,284)
    Income (loss) from discontinued operations                              (9,420)    (19,757)        6,799
    Loss on disposal of discontinued operations                            (40,032)         -              -
                                                                          --------    --------      --------
 NET INCOME (LOSS)                                                        $(63,925)   $ (9,619)     $    515
                                                                          ========    ========      ========
 EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
    Primary earnings (loss) per share                                        $(.49)       $.34         $(.21)
                                                                          ========    ========      ========
    Fully diluted earnings (loss) per share                                  $(.49)       $.32         $(.21)
                                                                          ========    ========      ========
 EARNINGS (LOSS) PER SHARE                                                  $(2.16)      $(.32)         $.02
                                                                          ========    ========      ========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Primary shares                                                          29,640      29,855        30,296
    Fully diluted shares                                                    36,940      37,155        37,596
                                                                          ========    ========      ========





                See Notes to Consolidated Financial Statements.

                National Education Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,
                                                                                             -------------------
 (dollars in thousands)                                                                        1994       1993
                                                                                             --------   --------
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                                 $ 17,297   $ 38,546
   Investment securities:
     Held-to-maturity and available-for-sale securities                                        10,833          -
     At lower of cost or market (market value of $0 and $17,964)                                    -     16,300
   Receivables, net of allowance of $2,787 and $10,437                                         45,186     54,012
   Inventories and supplies                                                                    23,827     25,594
   Net assets held for disposition                                                             25,867          -
   Other current assets                                                                        21,229     22,392
                                                                                              -------    -------
    Total current assets                                                                      144,239    156,844
 Deferred marketing                                                                             1,470     33,833
 Land, buildings, and equipment, net                                                           25,404     46,056
 Acquired intangible assets, net                                                               52,703     48,497
 Deferred income taxes                                                                         28,482     25,793
 Other assets                                                                                   6,778     12,868
                                                                                             --------   --------
                                                                                             $259,076   $323,891
                                                                                             ========   ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                                                          $  7,771   $  8,635
   Accrued expenses                                                                            29,328     42,351
   Accrued salaries and wages                                                                   5,448      8,726
   Accrued disposition costs                                                                   25,116     12,282
   Deferred contract revenues                                                                  11,905     16,425
   Current portion of long-term debt and short-term borrowings                                  6,407        607
   Accrued and deferred income taxes                                                            1,297      3,149
                                                                                             --------   --------
    Total current liabilities                                                                  87,272     92,175
                                                                                             --------   --------
 LIABILITIES PAYABLE AFTER ONE YEAR
   Long-term debt, less current portion                                                         6,389      2,556
   Senior subordinated convertible debentures                                                  20,000     20,000
   Convertible subordinated debentures                                                         57,494     57,494
   Other noncurrent liabilities                                                                 7,667      7,989
                                                                                             --------   --------
                                                                                               91,550     88,039
                                                                                             --------   --------
 MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                                         8,221      8,046
                                                                                             --------   --------
 STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued                        -          -
   Common stock, $.01 par value; 50,000,000 shares authorized; 30,275,381 shares (1994)
    and 30,092,810 shares (1993) issued                                                         2,110      2,108
   Additional paid-in capital                                                                 133,043    132,262
   Retained (deficit) earnings                                                                (50,244)    13,681
   Unrealized loss on available-for-sale securities, net of tax                                   (21)        -
   Cumulative foreign exchange translation adjustment                                          (7,947)    (7,565)
                                                                                             --------   --------
                                                                                               76,941    140,486
   Less common stock in treasury                                                               (4,908)    (4,855)
                                                                                             --------   --------
    Total stockholders' equity                                                                 72,033    135,631
                                                                                             --------   --------
                                                                                             $259,076   $323,891
                                                                                             ========   ========





                See Notes to Consolidated Financial Statements.

                National Education Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,

 (dollars in thousands)                                                             1994          1993           1992
                                                                                  --------      --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                $(63,925)     $ (9,619)      $    515
 Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operating activities:
   (Income) loss from discontinued operations                                        9,420        19,757         (6,799)
   Income (taxes) benefits on discontinued operations                                1,008         8,769         (3,721)
   Loss on disposal of discontinued operations                                      40,032             -              -
   Depreciation and amortization                                                     5,610         7,390          8,432
   Amortization of acquired intangible assets                                        1,824         4,605          5,936
   Amortization of prior period deferred marketing                                  19,836             -              -
   Provision for doubtful accounts                                                     250         1,777          1,777
   Gain on Steck-Vaughn Publishing Corporation public stock offering                     -       (21,260)             -
   Gain on sale of interest in partnership                                          (3,247)            -              -
   Gain on sale of land, buildings and equipment                                         -          (381)          (769)
   Write-off of acquired intangible assets                                               -         9,232              -
   (Gain) loss on foreign currency exchange                                           (492)          243          2,570
   Change in assets and liabilities:
    Receivables, net                                                                  (187)       13,669         18,220
    Inventories and supplies                                                           401           425             61
    Deferred marketing expenses                                                        270        (3,605)            50
    Accounts payable and accrued expenses                                          (10,840)        4,121         (1,330)
    Accrued and deferred income taxes                                               (4,752)      (16,801)        (5,045)
    Deferred contract revenues                                                       1,170        (5,469)         1,390
    Other                                                                            2,260        (4,535)         6,225
                                                                                  --------      --------        -------
       Net cash from operating activities                                           (1,362)        8,318         27,512
                                                                                  --------      --------        -------
 CASH FLOWS FOR INVESTING ACTIVITIES:
   Additions to land, buildings and equipment                                       (8,805)       (8,655)        (6,784)
   Dispositions of land, buildings and equipment                                       192           412          1,770
   Proceeds from sales of investment securities                                     10,680         3,310          1,313
   Purchases of investment securities                                               (5,249)       (8,615)        (6,069)
   Acquisition of business, net of cash acquired                                    (6,430)       (5,417)             -
   Discontinued operations                                                         (21,085)      (22,815)        12,365
                                                                                  --------      --------        -------
       Net cash for investing activities                                           (30,697)      (41,780)         2,595
                                                                                  --------      --------        -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                       5,180             -          2,525
   Reductions in long-term debt                                                       (703)         (654)           (93)
   Net proceeds from Steck-Vaughn Publishing Corporation
    public stock offering                                                                -        28,701              -
   Changes in short-term borrowings                                                  5,815             -           (268)
   Minority interest in equity of consolidated subsidiary                              175           604              -
   Common stock, stock options and related tax benefits                                783           360          1,041
   Notes receivable under a stock option plan                                            -           107             74
   Purchase of common stock for treasury                                               (53)       (4,685)          (170)
                                                                                  --------      --------        -------
       Net cash from financing activities                                           11,197        24,433          3,109
                                                                                  --------      --------        -------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (387)         (894)        (1,758)
                                                                                  --------      --------        -------
 NET CHANGE IN CASH AND EQUIVALENTS                                                (21,249)       (9,923)        31,458
 CASH AND EQUIVALENTS AT THE BEGINNING OF THE YEAR                                  38,546        48,469         17,011
                                                                                  --------      --------        -------
 CASH AND EQUIVALENTS AT THE END OF THE YEAR                                      $ 17,297      $ 38,546        $48,469
                                                                                  ========      ========        =======

               See Notes to Consolidated Financial Statements.

                National Education Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              1994                       1993                       1992
                                                      --------------------       --------------------       -------------------
 (amounts in thousands)                               Shares       Amount        Shares       Amount        Shares       Amount
 ----------------------                               ------     ---------       ------      --------       -------     --------
 COMMON STOCK AND PAID-IN CAPITAL
   Balance at beginning of year                       30,093      $134,370       30,018      $134,010        29,862     $133,148
   Stock options and related tax benefits                182           783           75           360           197        1,065
   Restricted stock                                        -             -            -             -             -          (24)
   Retirement of treasury shares                           -             -            -             -           (41)        (179)
                                                      ------      --------       ------      --------        ------     --------
   Balance at end of year                             30,275      $135,153       30,093      $134,370        30,018     $134,010
                                                      ------      --------       ------      --------        ------     --------
 RETAINED EARNINGS
   Balance at beginning of year                                   $ 13,681                   $ 23,300                   $ 23,547
   Net income (loss)                                               (63,925)                    (9,619)                       515
   Retirement of treasury shares                                         -                          -                       (762)
                                                                  --------                   --------                   --------
   Balance at end of year                                         $(50,244)                  $ 13,681                   $ 23,300
                                                                  --------                   --------                   --------
 TREASURY STOCK
   Balance at beginning of year                          689      $ (4,855)          50      $   (170)           41     $   (941)
   Purchase of common stock for treasury                   8           (53)         639        (4,685)           50         (170)
   Retirement of treasury shares                           -             -            -             -           (41)         941
                                                      ------      --------       ------      --------        ------     --------
   Balance at end of year                                697      $ (4,908)         689      $ (4,855)           50     $   (170)
                                                      ------      --------       ------      --------        ------     --------





                See Notes to Consolidated Financial Statements.

                National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all subsidiaries. Certain prior year amounts have been reclassified to conform with 1994 presentation. Prior year statements of operations and statements of cash flows have been restated to exclude the discontinued operations of the Education Centers.

REVENUES AND EXPENSES

ICS Tuition Revenues are recognized when cash is received, but only to the extent such cash is earned and can be retained by the Company. Cash received in excess of revenue recognized is recorded as deferred contract revenues. Generally, the Company follows the guidelines of the Distance Education Training Council in determining retention rights. All operating costs are expensed as incurred.

In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs". The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1994, but may be adopted early. In the fourth quarter of 1994, ICS adopted the SOP effective January 1, 1994. In adopting the SOP in 1994, ICS' total advertising, selling and promotion costs are expensed as incurred in 1994 rather than deferred and amortized as in prior periods. Adoption of the SOP in 1994, resulted in a charge of $27,410,000 ($21,181,000 after tax or $.72 per share). The charge consists of two components. First, a charge of $19,836,000 results from the amortization of the deferred marketing balance as of December 31, 1993 into 1994. Second, a charge of $7,574,000 results from increased selling and promotion spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy. There remains a deferred marketing balance of $1,470,000 which will be amortized in the first and second quarters of 1995. As shown in Note 16 (Quarterly Financial Data), all periods presented for 1994 only, were restated to reflect the adoption of the SOP. The SOP does not permit restatement of the periods for 1993.

Steck-Vaughn Publishing Revenues are recognized upon shipment of product. Plant costs, which include costs associated with text layout and publishing set-up, are deferred and amortized to expense with the sale of the product produced during the first printing. A portion of selling and marketing expenses are deferred and fully amortized within the calendar year to better match the expenses with revenues due to the seasonal nature of revenue realization. Expenses associated with the development of product catalogs are deferred and amortized to expense over the useful life of the catalog which is typically six months to one year.

NETG Contract Revenues consist of multimedia licensing agreements (MLAs), access agreements and custom contract revenues. Revenues under MLAs and access agreements, which are generally one year in length, are recognized upon shipment of the selected courseware. Custom contract revenues under time and materials contracts are recognized as costs are incurred, and revenues from fixed price contracts are recognized using the percentage-of-completion method. Course service costs, which include product development costs, are expensed as incurred. Sales and marketing costs are expensed within the calendar year except for sales commissions on training contracts sold, which are deferred and amortized to expense as contract revenues are recognized.

INCOME TAXES

Income taxes are accounted for using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted earnings (loss) per share are computed based on the assumption that the convertible debentures had been converted to common stock, with a corresponding increase in net income to reflect a reduction in related interest expense, less applicable taxes.


INVESTMENT SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), which resulted in a change in the accounting for debt and equity securities held for investment purposes. Prior to January 1, 1994, the Company carried debt and equity securities at the lower of aggregate cost or market value. In accordance with FAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. Since the adoption of this standard, the Company recorded decreases in available-for-sale securities of $36,000 and a related deferred tax asset of $15,000 resulting in a net decrease of $21,000 in stockholders' equity.


INVENTORIES AND SUPPLIES

Inventories and supplies at Steck-Vaughn are valued at the lower of market or cost which is determined using the last-in, first-out (LIFO) method. At December 31, 1994 and 1993, the allowance to reduce the carrying value to the LIFO basis was $1,868,000 and $1,114,000, respectively.

Other inventories, primarily consisting of course materials and supplies, are stated at the lower of first-in, first-out cost or market.


LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are depreciated principally using the straight-line method over the estimated useful lives of the various classes of property.


ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets, which include rental contracts, product and text materials, course development costs, copyrights, and other identified intangibles, are amortized ratably over various useful lives which do not exceed ten years. Acquired intangible assets representing the excess of cost over acquired net assets purchased by the Company in conjunction with various acquisitions are amortized ratably over lives which do not exceed forty years.

At December 31, 1994 and 1993, the Company had $47,649,000 and $45,556,000,
respectively, of excess of cost over net assets of businesses acquired of which $42,158,000 and $43,495,000, respectively, is related to NETG. At each balance sheet date, the Company reviews the recoverability of intangible assets by comparing projected operating income on an undiscounted basis to the net book value of the related assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEFERRED CONTRACT REVENUES

Deferred contract revenues represent the portion of training contract payments and student tuition received in advance of services being performed.

MINORITY INTEREST

Minority interest in equity of consolidated subsidiary represents the minority stockholders' proportionate share of the equity of Steck-Vaughn Publishing Corporation. During 1994, Steck-Vaughn Publishing Corporation repurchased 230,200 shares of its outstanding common stock which effectively increased the Company's ownership interest to 83.0%.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of international subsidiaries have been translated at current exchange rates. Revenues, expenses and cash flows have been translated at average rates of exchange in effect during the year. Resulting cumulative foreign exchange translation adjustments have been recorded as a separate component of stockholders' equity. Also included in this component of stockholders' equity are exchange gains and losses on hedges of foreign intercompany accounts of a long-term nature. Gains and losses on foreign currency transactions are recorded to other income and expense.

NOTE 2 - BUSINESS COMBINATIONS

In November 1994, the Company, through Steck-Vaughn Publishing Corporation, purchased substantially all of the assets of Berrent Publications, Inc. (Berrent), a publisher of test preparation and assessment materials. The transaction was accounted for as a purchase and the operating results of Berrent have been included in the Company's consolidated financial statements since the date of acquisition. The net assets and operating results of Berrent are not material to the consolidated financial statements of the Company.

During the first quarter of 1994, the Company, through ICS Learning Systems, purchased the stock of M-Mash, Inc. (MicroMash), a leading provider of computer-based, interactive courses for accounting professionals and students. The transaction was accounted for as a purchase and the operating results of MicroMash have been included in the Company's consolidated financial statements since the effective date of acquisition. The net assets and operating results of MicroMash are not material to the consolidated financial statements of the Company.

In April 1993, the Company, through Steck-Vaughn Publishing Corporation, purchased certain assets of Creative Edge, Inc. (Magnetic Way product line), a provider of educational products and materials for the elementary and secondary school marketplace. The transaction was accounted for as a purchase and the operating results of Creative Edge have been included in the Company's consolidated financial statements since the date of acquisition. The net assets and operating results of Creative Edge are not material to the consolidated financial statements of the Company.

NOTE 3 - BUSINESS DISPOSITIONS

In June 1994, the Company adopted a plan to discontinue the operation of its Education Centers subsidiary. As a result, the Company recorded a second quarter charge of $40,032,000 ($1.35 loss per share) to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. No tax benefits were provided on this charge.

During January 1995, the Company signed a letter of intent with a prospective buyer to purchase all of the assets and substantially all of the operating liabilities of certain of the schools. The Company is conducting discussions with other potential buyers with interests related to the remaining schools to be sold. Based upon current assumptions, management believes that the amount reserved for disposition costs is adequate.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Education Centers are being accounted for as discontinued operations in the results of operations, and prior period statements of operations and statements of cash flows have been reclassified to reflect this treatment. Results of operations for the Education Centers were as follows:

                                                      Year Ended December 31,
                                                 ---------------------------------
 (dollars in thousands)                            1994        1993         1992
 ----------------------                          --------    ---------    --------
 Net Revenues                                    $ 97,138    $ 131,713    $156,772
 Income taxes (benefit)                            (1,008)      (8,769)      3,721
 Income (loss) from discontinued operations        (9,420)     (19,757)      6,799
   Primary earnings (loss) per share                 (.32)        (.66)        .23
 Loss on disposal of discontinued operations      (40,032)          --          --
   Loss per share                                   (1.35)          --          --

The estimated net realizable value of the Education Centers assets has been segregated on the December 31, 1994 balance sheet as net assets held for disposition. Liabilities associated with the cost of completing the disposition have been segregated as accrued disposition costs. Prior period balance sheet information and related footnotes have not been restated to reflect the discontinuance of the Education Centers.

In December 1994, the Company sold its interest in a partnership venture whose purpose was to develop an automated enrollment and financial aid application process. As a result of the sale, the Company recorded a gain on sale of $3,247,000 ($2,143,000 after tax or $.07 per share).


NOTE 4 - UNUSUAL ITEMS

During the third quarter of 1993, the Company recorded an unusual item charge of $9,232,000 ($6,558,000 after tax or $.22 loss per share) related to NETG which resulted from the write-down of certain acquired intangible assets.

During the fourth quarter of 1992, the Company recorded an unusual charge of $2,506,000 ($1,528,000 after tax or $.05 per share) at NETG. This charge represented severance payments, lease termination charges and fixed asset and leasehold improvement write-downs.


NOTE 5 - PUBLIC OFFERING OF SUBSIDIARY COMMON STOCK

During the third quarter of 1993, Steck-Vaughn Publishing Corporation completed an initial public offering of 2,668,000 shares of its common stock at $12.00 per share. The offering resulted in proceeds of $29,775,000 of which $20,000,000 were remitted to the Company as payment for a previously declared dividend. The proceeds were reduced by expenses of $1,074,000 which were incurred in connection with the offering, of which $393,000 was paid to Richard
C. Blum and Associates (RCBA). The Chairman of the Board of RCBA is Richard C. Blum, a director of the Company. The completion of the offering decreased the Company's ownership of Steck- Vaughn from 100% to 81.7% at the date of the offering. As a result of the offering, the Company recorded an after tax gain of $21,260,000 or $.71 per share which is included in the results of operations for the year ended December 31, 1993. The gain was nontaxable and deferred tax expense was not provided for on this gain given the Company's ability and intent to indefinitely postpone the payment of tax in the future.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

Income (loss) before tax from continuing operations was taxed under the following jurisdictions:

 (dollars in thousands)                                              1994            1993         1992
 ----------------------                                            --------         ------      -------
 Domestic                                                          $ (6,061)        $4,335      $(6,698)
 Foreign                                                             (8,149)         1,463       (2,695)
                                                                   --------         ------      -------
 Total                                                             $(14,210)        $5,798      $(9,393)
                                                                   --------         ------      -------


Taxes (benefits) on income from continuing operations were provided as follows:


 (dollars in thousands)                                               1994          1993          1992
 ----------------------                                              ------        ------        ------
 CURRENT:
   State                                                             $ 1,110       $ 1,999      $ 2,615
   Foreign                                                             1,457         1,883        1,692
                                                                     -------       -------      -------
 Total current provision                                               2,567         3,882        4,307
                                                                     -------       -------      -------
 DEFERRED:
   Federal                                                               (74)       (6,239)      (5,744)
   Foreign                                                            (3,498)       (2,680)      (2,087)
                                                                     -------       -------      -------
 Total deferred provision (benefit)                                   (3,572)       (8,919)      (7,831)
                                                                     -------       -------      -------
 CURRENT TAX BENEFITS NOT TREATED AS A REDUCTION OF
  INCOME TAX EXPENSE RESULTING FROM:
   Exercise of stock options                                             156            93          415
                                                                     -------       -------      -------
 Total income tax provision (benefit)                                $  (849)      $(4,944)     $(3,109)
                                                                     -------       -------      -------

Deferred tax liabilities and assets reflected in the balance sheet as of December 31, 1994 and December 31, 1993 are comprised of the following:


 (dollars in thousands)                                                             1994           1993
 ----------------------                                                           --------       -------
 DEFERRED TAX LIABILITIES:
   Revenue recognition differences                                                $  3,948       $ 7,014
   Advertising/commissions                                                           3,244        11,838
   Course material amortization                                                      2,767         4,558
   Other                                                                             7,339         6,972
                                                                                  --------       -------
 Gross Deferred Tax Liabilities                                                   $ 17,298       $30,382
                                                                                  --------       -------
 DEFERRED TAX ASSETS:
   Property, plant and equipment                                                  $  3,269       $ 2,912
   Inventories                                                                       6,374         6,447
   Revenue recognition differences                                                   4,678         5,009
   Allowance for doubtful accounts                                                   3,532         3,560
   Loss carryforwards                                                               35,939        25,719
   Credit carryforwards                                                              4,673         4,583
   Loss on discontinued operations                                                   8,500            --
   Other                                                                             6,591        12,020
                                                                                  --------       -------
 Gross Deferred Tax Assets                                                          73,556        60,250
   Deferred tax assets valuation allowance                                         (30,613)       (9,941)
                                                                                  --------       -------
 Deferred Tax Assets, Net of Valuation Allowance                                  $ 42,943       $50,309
                                                                                  --------       -------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The 1994 income tax provision includes an increase in the valuation allowance for deferred tax assets of $20,672,000. The valuation reserve increase primarily relates to losses on discontinued operations for which no tax benefit has been provided.

At December 31, 1994, the Company had federal net operating loss carryforwards of approximately $71,000,000 expiring through 2009. In addition, the Company had available $1,275,000 of alternative minimum tax credit carryforwards, with no expiration date, which may be utilized to offset future regular tax liabilities. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of carryforwards available for utilization. The Company also has available federal net operating loss carryforwards of approximately $13,200,000 at Spectrum, a subsidiary of NETG, expiring through 2003. This amount may be utilized to offset Spectrum's future taxable income. A valuation allowance against the remaining Spectrum loss carryforward has been provided in the financial statements.

During 1991, the Company received a notice of proposed adjustment from the Internal Revenue Service for the years 1985 and 1986 for matters primarily relating to the tax benefit of certain acquisitions. Management continues to vigorously contest the matter and believes that the ultimate tax liability and related interest thereon will not have a material adverse effect on the consolidated financial position of the Company.

A reconciliation of the income tax provision (benefit) with the amount computed by applying the federal statutory tax rate to pretax income from continuing operations is as follows:

 (dollars in thousands)                                               1994          1993         1992
                                                                    -------       -------       -------
 Tax (benefit) computed at statutory rate                           $(4,831)      $ 1,971       $(3,193)
 State taxes, net of federal benefit                                    733         1,319         1,726
 Rate differential on income of foreign operations                      354        (1,580)         (539)
 Dividend income and municipal interest exclusion                      (332)         (436)         (246)
 Amortization of excess of costs over acquired net assets               218           164           160
 Gain on public stock offering of subsidiary                              -        (7,228)            -
 Other, net                                                           3,009           846        (1,017)
                                                                    -------       -------       -------
 Total income tax provision (benefit)                               $  (849)      $(4,944)      $(3,109)
                                                                    =======       =======       =======

Provision has not been made for U.S. or additional foreign taxes on the undistributed earnings of the Company's foreign subsidiaries. Those earnings are expected to be reinvested in the foreign operations. Such earnings would become subject to additional U.S. and foreign taxes if remitted as dividends. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would for the most part eliminate any additional U.S. tax.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of the investment securities are as follows:

                                                                      December 31, 1994
                                                     -------------------------------------------------------
                                                                        Gross          Gross
                                                     Amortized     Unrealized     Unrealized            Fair
 (dollars in thousands)                                   Cost           Gain           Loss           Value
 ----------------------                              ---------     ----------     ----------         -------
 Held-to-maturity:

     Banking certificates                              $ 3,236           $--           $ --          $ 3,236
     Tax exempt municipal bond funds                    12,700            --             --           12,700
                                                       -------           ---           ----          -------
 Total held-to-maturity                                 15,936            --             --           15,936
                                                       -------           ---           ----          -------
 Available-for-sale:
     Corporate income funds                              1,170             6             --            1,176
     Preferred stock                                     1,262            52            (93)           1,221
                                                       -------           ---           ----          -------
 Total available-for-sale                                2,432            58            (93)           2,397
                                                       -------           ---           ----          -------
                                                        18,368            58            (93)          18,333
 Less cash equivalents                                  (7,500)           --             --           (7,500)
                                                       -------           ---           ----          -------
 Total investment securities                           $10,868           $58           $(93)         $10,833
                                                       =======           ===           ====          =======

Investments in debt securities classified as held-to-maturity at December 31, 1994, have various maturity dates which do not exceed one year.



                                                                      December 31, 1993
                                                     -------------------------------------------------------
                                                                        Gross          Gross
                                                     Amortized     Unrealized     Unrealized            Fair
 (dollars in thousands)                                   Cost           Gain           Loss           Value
 ----------------------                              ---------     ----------     ----------      ----------
 Held-to-maturity:
     Tax exempt municipal bond funds                  $ 20,200         $   --         $  --         $ 20,200
                                                      --------         ------         -----         --------
 Available-for-sale:
     Corporate income funds                              6,678            503          (123)           7,058
     Preferred stock                                     3,797            581           (54)           4,324
     Other                                                 325            757            --            1,082
                                                      --------         ------         -----         --------
 Total available-for-sale                               10,800          1,841          (177)          12,464
                                                      --------         ------         -----         --------
                                                        31,000          1,841          (177)          32,664
 Less cash equivalents                                 (14,700)            --            --          (14,700)
                                                      --------         ------         -----         --------
 Total investment securities                          $ 16,300         $1,841         $(177)        $ 17,964
                                                      ========         ======         =====         ========


Using the specific identification method, realized gains and losses on the available-for-sale investment securities are as follows:

                                                                            Year Ended December 31,
                                                                      ----------------------------------
 (dollars in thousands)                                                1994           1993          1992
 ----------------------                                               ------          ----          ----
 Realized gains                                                       $1,616          $135          $151
 Realized losses                                                         387           226             1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LAND, BUILDINGS AND EQUIPMENT

 (dollars in thousands)                                Depreciable Lives                     1994           1993
                                                                                           --------       ---------
 Land                                                            --                        $  1,289       $   2,544
 Buildings and improvements                            Not to exceed 40 years                 8,910          15,652
 Leaseholds and improvements                           Life of lease                          7,852          23,942
 Machinery and equipment                               Not to exceed 10 years                52,321          91,589
 Furniture and fixtures                                Not to exceed 10 years                18,272          31,326
                                                                                           --------       ---------
                                                                                             88,644         165,053
 Less accumulated depreciation and amortization                                             (63,240)       (118,997)
                                                                                           --------       ---------
 Total                                                                                     $ 25,404       $  46,056
                                                                                           ========       =========

Machinery and equipment and furniture and fixtures under capital leases was $2,460,000 and $1,100,000 with related accumulated depreciation and amortization of $593,000 and $602,000 at December 31, 1994 and 1993, respectively.

1993 balances have not been restated to exclude Education Centers.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

 (dollars in thousands)                                                                      1994            1993
                                                                                           --------        --------
 Product and text materials, courseware, etc.                                              $ 55,898        $ 57,380
 Rental contracts                                                                            20,559          20,559
 Excess of cost over net assets of businesses acquired                                       59,280          58,866
 Other acquired intangible assets                                                             5,971           7,327
                                                                                           --------       ---------
                                                                                            141,708         144,132
 Less accumulated amortization                                                              (89,005)        (95,635)
                                                                                           --------       ---------
Total                                                                                      $ 52,703       $  48,497
                                                                                           ========       =========
 1993 balances have not been restated to exclude Education Centers.

NOTE 10 - DEBT

 (dollars in thousands)                                                                      1994            1993
                                                                                           --------        --------
 Short-term bank borrowings                                                                 $ 5,000              --
                                                                                            -------        --------
 Long-term debt:
  Mortgage and installment notes, maturing on various dates
   through 2004, with interest from 6.8% to 8.9%                                            $ 5,946         $ 2,716
  Capital lease obligations                                                                   1,850             447
                                                                                            -------         -------
                                                                                              7,796           3,163
  Less current portion of long-term debt                                                     (1,407)           (607)
                                                                                            -------         -------
 Total long-term debt                                                                       $ 6,389         $ 2,556
                                                                                            =======         =======
 Senior subordinated convertible debentures                                                 $20,000         $20,000
                                                                                            =======         =======
 Convertible subordinated debentures                                                        $57,494         $57,494
                                                                                            =======         =======

As of December 31, 1994, the Company had a revolving bank credit agreement in the amount of $10,000,000, of which $5,000,000 was outstanding. On February 28, 1995, the Company amended its revolving bank credit agreement with its existing bank to increase the available amount to $13,500,000, which matures on December 31, 1995. The credit agreement, which is secured by the stock of principal subsidiaries, will initially provide borrowings at prime plus 1 percent or, at the Company's option, at LIBOR plus 2 percent, with incremental borrowing rate increases at June 30 and September 30, 1995. Commitment fees are paid on the unused line of credit and there are certain restrictions on dividend payments, indebtedness and covenants regarding the Company's financial performance and condition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under the intercompany agreement between the Company and Steck-Vaughn, the Company has the ability to borrow up to $10,000,000 from Steck-Vaughn. Effective February 28, 1995, the Company and Steck-Vaughn entered into a revolving loan agreement which provides that any borrowing by the Company will bear interest at LIBOR plus 2 percent, and will be secured by the Company's holdings of Steck-Vaughn stock. Steck-Vaughn also received an option to repurchase from the Company up to 290,000 shares of Steck-Vaughn stock held by the Company, at $6.50 per share. The option becomes exercisable one year after grant, expires December 31, 1996, and may be redeemed by the Company prior to exercise or expiration for the greater of $750,000 or the amount necessary to increase to 25 percent the annualized yield to Steck-Vaughn on all amounts borrowed by the Company under the revolving loan agreement.

At December 31, 1994, the Company had outstanding $20,000,000 of senior subordinated convertible debentures due February 15, 2006 which are convertible at any time prior to maturity into common stock at $4.00 per share. The senior debentures were issued to certain entities affiliated with Richard C. Blum & Associates, L.P. (RCBA) or over which RCBA exercises discretionary investment control and bore interest at 7% per year until February 15, 1993 and 10% thereafter. The senior debentures are redeemable at the option of the Company, in whole or in part, commencing August 15, 1994 at 105% of the principal amount through February 15, 2002, and thereafter at 100%, providing that the Company's common stock equals or exceeds 150% of the conversion price for a specified trading period prior to the notice of redemption. The senior debentures are subject to an annual sinking fund requirement beginning February 15, 2002 sufficient to retire 100% of the aggregate principal amount of the senior debentures prior to maturity. The Chairman of the Board of RCBA is Richard C. Blum, a director of the Company. Based on the December 31, 1994 closing price of the Company's common stock as traded on the New York Stock Exchange of $4.125, the fair value of the senior subordinated convertible debentures, assuming conversion into the Company's common stock, is $20,625,000.

At December 31, 1994, the Company had outstanding $57,494,000 of 6.5% convertible subordinated debentures due May 14, 2011 which are convertible at any time prior to maturity into common stock at $25.00 per share. The debentures are redeemable at the option of the Company, in whole or in part, at specified amounts ranging from 106.5% to 100.65% of the principal amount through May 14, 1996, and thereafter at 100%. The debentures are subject to an annual sinking fund requirement beginning May 15, 1997 sufficient to retire 70% of the aggregate principal amount of the debentures prior to maturity. Based on the December 31, 1994 closing price of the Company's convertible subordinated debentures as traded on the New York Stock Exchange of $50.50, the fair value of the convertible subordinated debentures is $29,034,000.

Mortgage notes aggregating $5,763,000 at December 31, 1994 were collateralized by certain real and personal property having a net book value of $6,256,000. At December 31, 1994, the fair value of the mortgage notes approximated their carrying value.

Aggregate maturities of long-term debt in each of the following years are:
1996-$1,234,000, 1997-$1,259,000, 1998-$622,000, and 1999-$622,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Aggregate commitments at December 31, 1994 under noncancelable operating leases for land, buildings and equipment are as follows:

 (dollars in thousands)
 FISCAL YEAR:
 1995                                                                     $ 8,940
 1996                                                                       7,767
 1997                                                                       5,923
 1998                                                                       5,792
 1999                                                                         738
 2000 and thereafter                                                        7,342
                                                                          -------
 Total                                                                    $36,502
                                                                          =======

Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Total rent expense aggregated $10,841,000, $11,695,000 and $12,294,000 for years ended
December 31, 1994, 1993, and 1992, respectively.

At December 31, 1994, there were no material commitments outstanding for capital expenditures.

In the ordinary course of business, the Company is generally subject to claims, complaints and legal actions. In the opinion of management, these matters will not have a material adverse effect upon the financial position of the Company.


NOTE 12 - UNEARNED FUTURE TUITION REVENUE

Unearned future tuition revenue on student contracts at ICS Learning Systems totaled $163,050,000 at December 31, 1994 and $126,167,000 at December 31,
1993. Based upon previous experience, it is estimated that approximately 45% of the unearned future tuition revenue will ultimately be recognized as revenue. Unearned future tuition revenue will be included in revenues in future years when services and courseware are provided as described in Note 1.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY

The Company has stock option plans that authorize the granting of options to key employees and directors to purchase common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant, vest and become exercisable prorata over the four years following the date of grant, and expire in ten years.

Changes during the years ended December 31, 1994, 1993 and 1992 under the plans were as follows:

                                                                 Average
                                                                 Exercise     Total
                                                      Number     Price Per    Option
 (amounts in thousands, except per share amounts)   of Shares      Share      Value
                                                    ---------    --------    --------
 Balance, December 31, 1991                           1,416        $5.07      $ 7,176
   Granted                                              299         8.95        2,675
   Canceled                                            (237)        8.08       (1,914)
   Exercised                                           (197)        3.30         (651)
                                                      -----                   -------
 Balance, December 31, 1992                           1,281         5.69        7,286
   Granted                                              392         5.86        2,296
   Canceled                                            (306)        6.68       (2,044)
   Exercised                                            (75)        3.55         (266)
                                                      -----                   -------
 Balance, December 31, 1993                           1,292         5.63        7,272
   Granted                                              407         6.28        2,557
   Canceled                                            (163)        7.29       (1,188)
   Exercised                                           (182)        3.44         (627)
                                                      -----                   -------
 Balance, December 31, 1994                           1,354        $5.92      $ 8,014
                                                      =====                   =======

Common shares reserved for future grants under the above option plans totaled 1,018,000 and 986,000 at December 31, 1994 and 1993, respectively. Of the 1,354,000 shares previously granted and outstanding at December 31, 1994, 694,000 shares were vested and exercisable at prices ranging from $2.25 to $14.44 per share.

There are no charges to income in connection with the issuance of options. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital.

In October 1986, the Company declared a dividend of one preferred stock purchase right for each share of common stock. Under certain conditions, each right may be exercised to purchase one-hundredth of a share of a new series of participating junior preferred stock at a purchase price of $75.00, subject to adjustment.

The rights may be exercised only after a public announcement that a person has acquired or obtained the right to acquire 20% or more of the Company's outstanding common stock, or after commencement or public announcement of an offer for 30% or more of the Company's outstanding common stock. The rights, which do not have voting rights, may be redeemed by the Company at a price of $.05 per right within ten days after the announcement that a person has acquired 20% or more of the outstanding common stock of the Company and the redemption period may be extended under certain circumstances. In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a right shall have the right to receive that number of shares of common stock of the surviving company which at the time of the transaction would have a market value of two times the exercise price of the right. The Board of Directors, upon the 1991 issuance of the $20,000,000 senior subordinated convertible debentures to entities affiliated with Richard C. Blum & Associates, Inc. (RCBA Affiliates), excluded all shares issuable to RCBA Affiliates upon conversion of the senior debentures from the provisions of the rights plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STATEMENTS OF CASH FLOWS

For purposes of presenting the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt securities to be cash equivalents.

Supplementary information excluding Education Centers:

 (dollars in thousands)                                                        1994       1993        1992
                                                                              ------     ------      ------
 CASH PAID DURING THE YEAR FOR:
   Interest expense                                                           $6,531     $5,806      $5,198

   Income taxes, net of refunds                                               $2,634     $2,489      $5,201
 DETAIL OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Sale of land, building and equipment in exchange for note receivable       $  583     $    -      $1,168

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INDUSTRY SEGMENT DATA

Information about the Company's operations (excluding Education Centers except for identifiable assets balances) in different industries is as follows:

 (dollars in thousands)                                                                      1994           1993           1992
                                                                                           --------        --------       --------
 NET REVENUES:
   ICS Learning Systems                                                                    $122,815        $101,319       $ 90,292
   Steck-Vaughn Publishing Corporation                                                       53,608          53,156         45,124
   National Education Training Group                                                         61,937          68,259         82,582
   Other                                                                                      3,254           1,438            271
                                                                                           --------        --------       --------
 Total Net Revenues                                                                        $241,614        $224,172       $218,269
                                                                                           ========        ========       ========

 OPERATING INCOME (LOSS):
   ICS Learning Systems operating income before amortization of prior period
    deferred marketing                                                                     $ 15,909        $ 21,368       $ 18,780
   Amortization of prior period deferred marketing                                          (19,836)              -              -
                                                                                           --------        --------       --------
   ICS Learning Systems                                                                      (3,927)         21,368         18,780
                                                                                           --------        --------       --------
   Steck-Vaughn Publishing Corporation                                                       10,425          13,566         12,556
                                                                                           --------        --------       --------
   National Education Training Group operating loss before unusual items                    (13,993)        (25,950)       (21,854)
    Unusual items                                                                                 -          (9,232)        (2,506)
                                                                                           --------        --------       --------
   National Education Training Group                                                        (13,993)        (35,182)       (24,360)
                                                                                           --------        --------       --------
   Other                                                                                        (50)           (657)          (470)
                                                                                           --------        --------       --------
   Total segment operating income (loss)                                                     (7,545)           (905)         6,506
   General corporate expenses                                                                (7,302)        (11,532)       (10,758)
   Interest (expense) and investment income, net                                             (3,102)         (3,163)        (3,275)
   Other income and (expense)                                                                   492             138         (1,866)
   Gain on sale of stock                                                                      3,247          21,260              -
                                                                                           --------        --------       --------
 Income (Loss) Before Income Taxes (Benefit) and Minority Interest                         $(14,210)       $  5,798       $ (9,393)
                                                                                           ========        ========       ========

 IDENTIFIABLE ASSETS:
   ICS Learning Systems                                                                    $ 48,194        $ 60,576       $ 50,911
   Steck-Vaughn Publishing Corporation                                                       57,054          55,280         30,141
   National Education Training Group                                                         84,918          93,592        135,616
   Education Centers                                                                              -          58,525         60,380
   Other                                                                                      1,756             795            326
                                                                                           --------        --------       --------
   Segments subtotal                                                                        191,922         268,768        277,374
   Corporate assets                                                                          41,287          55,123         56,537
   Education Centers assets held for disposition                                             25,867               -              -
                                                                                           --------        --------       --------
 Total Assets                                                                              $259,076        $323,891       $333,911
                                                                                           ========        ========       ========


 TOTAL DEPRECIATION AND AMORTIZATION (INCLUDING AMORTIZATION OF PRIOR PERIOD
  DEFERRED MARKETING):
   ICS Learning Systems                                                                    $ 21,055        $    920       $    892
   Steck-Vaughn Publishing Corporation                                                        1,564           1,157            719
   National Education Training Group                                                          3,999           9,315         12,277
   Other                                                                                         63              33              6
                                                                                           --------        --------       --------
 Total Segments                                                                            $ 26,681        $ 11,425       $ 13,894
                                                                                           ========        ========       ========

 CAPITAL EXPENDITURES:
   ICS Learning Systems                                                                    $  5,250        $  2,209       $    417
   Steck-Vaughn Publishing Corporation                                                          900           2,956          4,677
   National Education Training Group                                                          1,929           2,591          1,566
   Other                                                                                        249              76             26
                                                                                           --------        --------       --------
 Total Segments                                                                            $  8,328        $  7,832       $  6,686
                                                                                           ========        ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets out the amount of consolidated net revenues, operating income and identifiable assets by geographic area:

 (dollars in thousands)                                                      1994           1993            1992
                                                                           --------       --------        --------
 NET REVENUES:
   United States                                                           $185,624       $165,530        $154,303
   Europe                                                                    26,815         28,000          33,850
   Canada                                                                    16,579         19,547          19,219
   Other foreign                                                             12,596         11,095          10,897
                                                                           --------       --------        --------
 Total Net Revenues                                                        $241,614       $224,172        $218,269
                                                                           ========       ========        ========
 OPERATING INCOME(LOSS):
   United States operating income before amortization of prior
    period deferred marketing and unusual items                            $ 12,982       $  5,074        $  6,723
     Amortization of prior period deferred marketing                        (14,949)             -               -
     Unusual items                                                                -         (9,232)         (2,377)
                                                                           --------       --------        --------
   United States                                                             (1,967)        (4,158)          4,346
                                                                           --------       --------        --------
   European operating loss before amortization of prior period
    deferred marketing and unusual items                                     (4,029)        (1,902)         (1,287)
     Amortization of prior period deferred marketing                           (822)             -               -
     Unusual items                                                                -              -            (129)
                                                                           --------       --------        --------
   Europe                                                                    (4,851)        (1,902)         (1,416)
                                                                           --------       --------        --------
   Canada operating income before amortization of prior period
    deferred marketing                                                          258          2,032             482
     Amortization of prior period deferred marketing                         (3,456)             -               -
                                                                           --------       --------        --------
   Canada                                                                    (3,198)         2,032             482
                                                                           --------       --------        --------
   Other foreign operating income before amortization of prior
    period deferred marketing                                                 3,080          3,123           3,094
     Amortization of prior period deferred marketing                           (609)             -               -
                                                                           --------       --------        --------
   Other foreign                                                              2,471          3,123           3,094
                                                                           --------       --------        --------
 Total Segment Operating Income (Loss)                                     $ (7,545)      $   (905)       $  6,506
                                                                           ========       ========        ========
 IDENTIFIABLE ASSETS:
   United States                                                           $161,772       $222,191        $219,844
   Europe                                                                    18,968         26,964          37,563
   Canada                                                                     7,422         14,417          14,631
   Other foreign                                                              3,760          5,196           5,336
                                                                           --------       --------        --------
 Total Segment Assets                                                      $191,922       $268,768        $277,374
                                                                           ========       ========        ========

The Company's operations are conducted in the United States, Canada, United Kingdom, Germany, Australia and several other foreign countries.

Operating income by segment and geographic area includes net revenues less operating expenses. The operating income by segment and geographic area excludes general corporate expenses, net interest expense and income taxes. Unusual items are more fully described in the Notes to the Consolidated Financial Statements. Intersegment sales were immaterial for all years presented. Identifiable assets are those assets used in the Company's operations in each segment and geographic area and exclude corporate assets and Education Centers assets held for disposition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for 1994 and 1993. All periods presented were restated for 1994 only, to reflect the adoption of the SOP. The SOP does not permit restatement of the periods for 1993.

                                                                            First       Second          Third       Fourth
 (amounts in thousands, except per share amounts)                          Quarter      Quarter        Quarter      Quarter
                                                                          --------     --------       --------     --------
 1994
 NET REVENUES                                                             $ 49,472     $ 58,337       $ 63,339       $70,466

  Income (loss) before amortization of acquired intangible
   assets, amortization of prior period deferred marketing,
   nonoperating items, gain on sale of stock, income taxes (benefit)
   and minority interest                                                    (6,264)       2,741          1,730         8,606
    Amortization of acquired intangible assets                                 426          427            530           441
    Amortization of prior period deferred marketing                          7,369        5,837          4,007         2,623
    Other nonoperating (income) expenses                                       844          (87)           892           961
    Gain on sale of stock                                                        -            -              -        (3,247)
    Income taxes (benefit)                                                  (3,651)        (332)          (140)        3,274
    Minority interest                                                          122          375            589            26
                                                                          --------     --------       --------       -------
 INCOME (LOSS) FROM CONTINUING OPERATIONS                                  (11,374)      (3,479)        (4,148)        4,528
    Loss from discontinued operations                                       (2,008)      (7,412)             -             -
    Loss on disposal of discontinued operations                                  -      (40,032)             -             -
                                                                          --------     --------       --------       -------
 NET INCOME (LOSS)                                                        $(13,382)    $(50,923)      $ (4,148)      $ 4,528
                                                                          ========     ========       ========       =======
 EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS                     $   (.38)    $   (.12)      $   (.14)      $   .15
                                                                          ========     ========       ========       =======
 EARNINGS (LOSS) PER SHARE                                                $   (.45)    $  (1.72)      $   (.14)      $   .15
                                                                          ========     ========       ========       =======
 1993
 NET REVENUES                                                             $ 47,325     $ 55,680       $ 55,205       $65,962
  Income (loss) before amortization of acquired intangible assets, unusual items, nonoperating items, gain on sale of stock, income
   taxes (benefit) and minority interest                                    (3,220)       1,085         (1,079)        4,614
    Amortization of acquired intangible assets                               1,474        1,529          1,176           426
    Unusual items                                                                -            -          9,232             -
    Other nonoperating expenses                                                410        1,227            330         1,058
    Gain on sale of stock                                                        -            -        (21,260)            -
    Income taxes (benefit)                                                  (2,079)        (689)        (3,748)        1,572
    Minority interest                                                            -            -            341           263
                                                                          --------     --------       --------       -------
 INCOME (LOSS) FROM CONTINUING OPERATIONS                                   (3,025)        (982)        12,850         1,295
    Income (loss) from discontinued operations                              (1,324)      (2,564)       (16,662)          793
                                                                          --------     --------       --------       -------
 NET INCOME (LOSS)                                                        $ (4,349)    $ (3,546)      $ (3,812)      $ 2,088
                                                                          ========     ========       ========       =======
 EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
    Primary earnings (loss) per share                                     $   (.10)    $   (.03)      $    .43       $   .04
                                                                          ========     ========       ========       =======
    Fully diluted earnings (loss) per share                               $   (.10)    $   (.03)      $    .37       $   .04
                                                                          ========     ========       ========       =======
 EARNINGS (LOSS) PER SHARE                                                $   (.14)    $   (.12)      $   (.13)      $   .07
                                                                          ========     ========       ========       =======

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                                                         Balance at    Charge/Credit                       Balance
                                                         beginning     to costs and      Deductions/       at end
Classification                                           of period       expenses          Other          of period
--------------                                           ----------    -------------    ------------      ---------
YEAR ENDED 1994:

Allowance for doubtful receivables                         $10,437         $(1,304)       $(6,346)         $ 2,787

Accumulated amortization of acquired intangible assets     $95,635         $ 1,824        $(8,454)(B)      $89,005


YEAR ENDED 1993:       (A)

Allowance for doubtful receivables                         $10,119         $  4,664       $(4,346)         $10,437

Accumulated amortization of acquired intangible assets     $78,865         $  4,775       $11,995 (C)      $95,635



YEAR ENDED 1992:       (A)

Allowance for doubtful receivables                         $11,505         $  5,887       $(7,273)         $10,119

Accumulated amortization of acquired intangible assets     $72,685         $  6,206       $   (26)         $78,865



(A)  1993 and 1992 balances have not been restated to exclude Education
     Centers.

(B) This amount primarily represents the restatement of the Company's discontinued operations.

(C) This amount primarily represents the write-off of intangible assets in connection with previous acquisitions for the Company's National Education Training Group of $9,232,000 and National Education Centers of $2,766,000.

                             EXHIBITS FILED HEREIN

                                                                                           Sequentially
Exhibit                                                                                      Numbered
Number        Description                                                                      Page
------        -----------                                                                  ------------
10.18         $13,500,000 Amended and Restated Credit Agreement among National
              Education Corporation, the Banks named therein and Bankers Trust
              Company as Agent, dated February 28, 1995 (the "Credit Agreement")
              (Confidential treatment under Rule 24b-2 has been requested for portions
              of this exhibit)    . . . . . . . . . . . . . . . . . . . . . . . . . . .

11.1          Calculation of Primary Earnings Per Share   . . . . . . . . . . . . . . .

11.2          Calculation of Fully Diluted Earnings Per Share   . . . . . . . . . . . .

21            Subsidiaries of National Education Corporation  . . . . . . . . . . . . .

23            Consent of Price Waterhouse LLP   . . . . . . . . . . . . . . . . . . . .

27            Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . .