Form 10-K405/A
period 1994-12-31
NATIONAL EDUCATION CORP
filed 1995-04-28
CIK 277821

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

                               Amendment No. 1

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1994

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                      DOCUMENTS INCORPORATED BY REFERENCE
        No documents are incorporated by reference in this Form 10-K/A Amendment No. 1

==============================================================================

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a)     Executive Officers of the Company.

         The following table provides information regarding executive officers of the Company, including their ages as of March 28, 1995:


                  Name, Age and Title:                                          Five-Year Business Experience:
                  -------------------                                           -----------------------------
                 David C. Jones (73)                         Chairman of the Board since July 1989 and a Director of the Company
                 Chairman of the Board                       since 1983 (his current term expires in 1995).  Acting Chief
                                                             Executive Officer from July 1989 to April 1990.  Chairman of the
                                                             Joint Chiefs of Staff from June 1978 through June 1982.  Member of the Board of Advisors for SRA International, Inc., an information technology company.  Chairman of the Board of Advisors of the
                                                             National Civilian Community Corps.

                 Jerome W. Cwiertnia (53)                    President and Chief Executive Officer since April 1990.  President
                 President and Chief                         and Chief Operating Officer from August 1989 to April 1990.
                 Executive Officer                           President from February 1988 to March 1989. Mr. Cwiertnia has been a Director of the Company since 1984 (his current term expires in
                                                             1995), and has served as Chairman of the Board of Steck-Vaughn
                                                             Publishing Corporation, a subsidiary of the Company since March
                                                             1993.

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
                 Financial Officer and                       Treasurer since January 1987.
                 Treasurer

         (b)     Directors of the Company.

         In addition to Messrs. Cwiertnia and Jones discussed under Executive Officers above, the following table provides information regarding all other members of the Board of Directors, including each person's age as of March 28, 1995. Titles are as officers of the Company unless otherwise indicated.

                                                                    Business Experience During Last                       Director
                    Name and Age                                   Five Years and Other Directorships                       Since
                    ------------                                   ----------------------------------                     ---------
                 Richard C. Blum (59)                     Chairman of Richard C. Blum & Associates, L.P., a                 1987
                 (term expires 1995)                      merchant banking firm.  Vice Chairman of URS
                                                          Corporation and Director of Sumitomo Bank of
                                                          California, Triad Systems Corporation, Shaklee
                                                          Corporation, Immulogic Pharmaceutical Corporation,
                                                          Northwest Airlines Corporation and C.B. Commercial
                                                          Holdings, Inc.  Special foreign advisor to Shanghai
                                                          International Trust and Investment Company (China).

                 Paul B. MacCready (69)                   Chairman of the Board, AeroVironment, Inc.                        1992
                 (term expires 1995)                      Director of MacNeal-Schwendler Corporation.

                 David Bonderman (52)                     Managing General Partner of TPG Partners, L.P., an                1993
                 (term expires 1996)                      investment partnership, from December 1993 to
                                                          present.  Indirect managing general partner of
                                                          various investment partnerships from August 1992 to
                                                          December 1993.  Vice President and Chief Operating
                                                          Officer of Keystone, Inc. (formerly Robert M. Bass
                                                          Group, Inc.) from July 1983 to August 1992.
                                                          Director of National Re Corporation, Bell & Howell
                                                          Holdings Company and Carr Realty Corporation, and
                                                          Chairman of the Board of Continental Airlines, Inc.

                 Michael R. Klein (52)                    Partner, Wilmer, Cutler & Pickering law firm since                1991
                 (term expires 1996)                      1974.  Chairman of Realty Information Group, Inc.
                                                          since 1987.  Director of Steck-Vaughn Publishing
                                                          Corporation since May 1993.

                 John J. McNaughton (72)                  Founder of the Company.  President and Chairman of                1954
                 (term expires 1996)                      the Board from 1954 to 1980 and Chairman of the
                                                          Board from 1954 until retirement in 1988.  Director
                                                          of Intervisual Books International.  Owner of
                                                          McNaughton Farms.

                 Leonard W. Jaffe (76)                    Vice Chairman of the Board since July 1989.                       1976
                 (term expires 1997)                      Private investor and consultant.  Director of
                                                          Steck-Vaughn Publishing Corporation since May 1993.

                 Frederic V. Malek (58)                   Co-Chairman of CB Commercial Real Estate Group,                   1984
                 (term expires 1997)                      Inc. since April 1989.  Chairman of Thayer Capital
                                                          Partners since April 1993.  Vice Chairman of
                                                          Northwest Airlines from June 1990 through December
                                                          1991.  President of Northwest Airlines from
                                                          September 1989 through June 1990.  Prior to 1989,
                                                          President of Marriott Hotels and Resorts.  Director
                                                          of Automatic Data Processing, Inc., FPL Group,
                                                          Inc., various PaineWebber Mutual Funds, American
                                                          Management Systems, Inc., Manor Care, Inc.,
                                                          Caterair International, ICF Kaiser, Inc., and
                                                          Northwest Airlines, Inc.  Campaign Manager, Bush-
                                                          Quayle '92, from December 1991 to November 1992.

                 William D. Walsh (64)                    General Partner of Sequoia Associates, an                         1987
                 (term expires 1997)                      investment partnership.  Chairman of the Board of
                                                          Champion Road Machinery Limited.  Director of URS
                                                          Corporation, Newcourt Credit Group, Inc., and
                                                          Consolidated Freightways, Inc.  Chairman of the
                                                          Board of Newell Industrial Corporation and Deanco,
                                                          Inc.  Director of Basic Vegetable Products
                                                          Corporation.  Member of the Board of Visitors,
                                                          University of Southern California School of
                                                          Business Administration.  Member of the Board of
                                                          Trustees of Fordham University.  Member of the
                                                          Board of Advisors of Mike Yurosek & Son, L.P.
                                                          Member of the Visiting Committee for Harvard Law
                                                          School.

         (c)     Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors and stockholders owning more than 10% are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1994, all filing requirements were complied with applicable to its officers, directors, and greater than 10% beneficial owners.

ITEM 11.         EXECUTIVE COMPENSATION.

         (a)     Executive Compensation and Other Information.

         The following tables disclose the cash compensation of, and stock options provided to, the Company's five most highly compensated executive officers, including the Chief Executive Officer.

                                    TABLE I
                              SUMMARY COMPENSATION

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                   ANNUAL COMPENSATION            AWARDS (2)
                                                -------------------------        ------------

                                                                                 NUMBER OF
                                                                                 SECURITIES        ALL OTHER
                                                                                 UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR     SALARY (1)        BONUS            OPTIONS              (3)
- ---------------------------           ----     ----------      ---------         -----------    ------------------
Jerome W. Cwiertnia                   1994      $ 312,000     $         0            25,000       $  6,000
Chief Executive Officer               1993      $ 312,000     $         0            25,000       $  6,746
                                      1992      $ 312,000     $   117,000            50,000       $  6,653

Keith K. Ogata                        1994      $ 171,789     $         0            23,000       $  6,000
Vice President,                       1993      $ 156,500     $         0            15,000       $  6,376
Chief Financial Officer               1992      $ 141,000     $    42,300            22,000       $  6,552
and Treasurer

Christine A. Gattenio                 1994      $ 122,580     $         0            11,000       $  5,414
Vice President and                    1993      $ 116,865     $    17,500             7,000       $  5,428
Corporate Controller                  1992      $ 111,300     $    33,390             6,000       $  6,118

David C. Jones                        1994      $ 104,000     $         0             7,000       $      0
Chairman of the Board                 1993      $ 104,000     $         0             7,000       $      0
                                      1992      $ 104,000     $         0             2,000       $      0

Philip C. Maynard                     1994      $ 112,019     $         0            10,000       $      0
Vice President, Secretary and
General Counsel (from and
after February 1, 1994)


________________

(1) Amounts shown include cash and noncash compensation earned and received by executive officers as well as amounts earned but deferred at the election of these officers under the Company's 401(k) Retirement Plan.

(2) Although certain of the Company's long-term incentive plans permit grants of restricted stock, no grants of restricted stock were made during 1992, 1993 or 1994.

(3) Consists of matching contributions made by the Company on behalf of such officers to the Company's 401(k) Retirement Plan.

                                    TABLE II
                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED ANNUAL
                                                                                      RATES OF STOCK PRICE
                                                                                        APPRECIATION FOR
                                       INDIVIDUAL GRANTS                             OPTION TERM (10 YEARS) (2)
- --------------------------------------------------------------------------------    ----------------------------
                            NUMBER OF           PERCENT
                            SECURITIES          OF TOTAL     EXERCISE     EXPIR-
                            UNDERLYING     OPTIONS GRANTED    PRICE       ATION
                             OPTIONS       TO EMPLOYEES IN    (PER        DATE
       NAME                 GRANTED (1)      FISCAL YEAR      SHARE)     (M/D/Y)         5%            10%
- ---------------------       -----------    ---------------   --------    -------      --------       --------
Jerome W. Cwiertnia            25,000          6.14%          $ 6.65      3/03/04    $  104,554    $  264,960

Keith K. Ogata                 18,000          4.42%          $ 6.65      3/03/04    $   75,279    $  190,771
                                5,000          1.23%          $ 4.11     12/29/04    $   12,932    $   32,771

Christine A. Gattenio           8,500          2.09%          $ 6.65      3/03/04    $   35,548    $   90,086
                                2,500           .61%          $ 4.11     12/29/04    $    6,466    $   16,386

David C. Jones                  7,000          1.72%          $ 6.65      3/03/04    $   29,275    $   74,189

Philip C. Maynard               5,000          1.23%          $ 6.51      2/02/04    $   20,478    $   51,896
                                5,000          1.23%          $ 4.11     12/29/04    $   12,932    $   32,771

________________

(1) All options are exercisable in four equal annual increments commencing one year from the date of grant, except that Mr. Jones has an option to purchase 2,000 shares (included above) which is exercisable in full one year from the date of grant. All options become exercisable in full after a change of control of the Company.

(2) In accordance with Instruction 6 to Item 402(c) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, stock price appreciation has been calculated using a base price of the per share exercise price for each option, which exercise price equals the average closing price for the Company's Common Stock for the ten trading days prior to the date of grant. Annual 5% and 10% appreciation represents the following per share increases: (a) from an exercise price of $4.11 to appreciated prices of $6.67 (5%) and $10.67 (10%), (b) from an exercise price of $6.51 to appreciated prices of $10.61 (5%) and $16.89 (10%) and (c) from an exercise price of $6.65 to appreciated prices of $10.83 (5%) and $17.25 (10%).

                                   TABLE III
                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF                      VALUE OF
                                                        SECURITIES UNDERLYING       UNEXERCISED IN-THE-MONEY
                          NUMBER OF                      UNEXERCISED OPTIONS                OPTIONS AT
                           SHARES                       AT DECEMBER 31, 1994          DECEMBER 31, 1994 (1)
                         ACQUIRED ON      VALUE      ---------------------------    ---------------------------
        NAME              EXERCISE       REALIZED    EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- --------------------     -----------     --------    -----------    -------------   -----------   -------------
Jerome W. Cwiertnia           0          $     0       193,476           76,190      $ 114,063      $      0

Keith K. Ogata                0          $     0        46,692           48,714      $  17,611      $     63

Christine A. Gattenio         0          $     0        31,260           21,121      $  16,334      $     31

David C. Jones                0          $     0        45,250           10,750      $  31,938      $      0

Philip C. Maynard             0          $     0             0           10,000      $       0      $     63

________________

(1) Based upon the difference between the closing price on the New York Stock Exchange on December 31, 1994 of $4.125 and the option exercise price.

         (b)     Severance Benefits.

         Pursuant to Company policy, in the event Mr. Cwiertnia's employment is terminated without cause or after a change of control, Mr. Cwiertnia would be entitled to continuation of his salary and fringe benefits for two years or, at his option, a lump sum payment equal to two years' salary (currently $312,000 per year). Other executive officers, except Mr. Jones, would be entitled to receive severance benefits of one year's salary and fringe benefits or, at the executive's option, a lump sum payment equal to one year's salary in the event of termination of employment without cause or after a change of control. As of January 1, 1995, the lump sum payments would be $184,200 to Mr. Ogata, $131,315 to Ms. Gattenio and $133,750 to Mr. Maynard.

         (c)     Supplemental Executive Retirement Plan.

         The Company has a Supplemental Executive Retirement Plan (the "SERP") for its executive officers and subsidiary presidents designated by the Compensation and Option Committee. The SERP currently has eleven participants including Messrs. Cwiertnia, Ogata and Maynard, and Ms. Gattenio. A participant in the SERP will receive lifetime retirement income in the amount of 60% of the average earnings (as defined in the SERP) of the participant (reduced by the amount of a participant's primary social security benefits) multiplied by a percentage based on the participant's number of years of credited service under the SERP. The credited service percentage for executive officers is 10% after the sixth year and increases 10% per year thereafter until it reaches 100% at 15 years of credited service.

         The estimated credited years of service and credited service percentage for the participating executive officers as of February 28, 1995 are as follows: Mr. Cwiertnia - 15 years (100%), Mr. Ogata - 9 years (40%), Ms. Gattenio - 9 years (40%) and Mr. Maynard -1 year (0%). Based on historical compensation levels and continued employment to age 65, approximate annual retirement benefits would be: Mr. Cwiertnia - $262,700, Mr. Ogata - $95,500, Ms. Gattenio - $75,700 and Mr. Maynard - $59,000. The retirement benefit described above assumes payment at age 65. A reduced retirement benefit is provided to a participant who elects to receive benefits after age 60 and prior to age 65.

         The SERP provides for a death benefit of between two and three times the average earnings of a participant, and a surviving spouse and minor children also receive certain benefits under the SERP. The SERP provides for disability benefits of up to 60% of a participant's average earnings. In addition to the severance benefits noted in the preceding section, if a participant's employment with the Company terminates within two years following a change of control of the Company, a participant is entitled to a cash sum equal to the present value of full retirement benefits without regard to years of service completed. As of December 31, 1994, the executive officers would be entitled to approximately the following: Mr. Cwiertnia - $1,600,000, Mr.Ogata
- - $353,500, Ms. Gattenio - $289,300 and Mr. Maynard - $226,800.

         The following Table IV presents information regarding estimated annual benefits payable under the SERP upon retirement at age 65 (normal retirement age under the SERP) in specified compensation and years of service classifications:


                                    TABLE IV
                             PENSION PLAN TABLE (1)

                                                     YEARS OF SERVICE
                                         ---------------------------------------
REMUNERATION                3                6                9                12               15
- ------------               ---              ---              ---              ----             ----
$  125,000                $   0        $     7,500       $   30,000       $   52,500      $    75,000
$  150,000                $   0        $     9,000       $   36,000       $   63,000      $    90,000
$  175,000                $   0        $    10,500       $   42,000       $   73,500      $   105,000
$  200,000                $   0        $    12,000       $   48,000       $   84,000      $   120,000
$  225,000                $   0        $    13,500       $   54,000       $   94,500      $   135,000
$  250,000                $   0        $    15,000       $   60,000       $  105,000      $   150,000
$  300,000                $   0        $    18,000       $   72,000       $  126,000      $   180,000
$  400,000                $   0        $    24,000       $   96,000       $  168,000      $   240,000
$  450,000                $   0        $    27,000       $  108,000       $  189,000      $   270,000
$  500,000                $   0        $    30,000       $  120,000       $  210,000      $   300,000

________________

(1) Estimated benefits shown before reduction for social security benefits.

         (d)     Compensation Committee Interlocks and Insider Participation.

         The Compensation and Option Committee is comprised of Messrs. Walsh (Chairman), Blum, Jaffe and Malek. There are no interlocking relationships between any executive officers of the Company and any entity whose directors or executive officers serve on the Company's Board or Compensation and Option Committee.

         Mr. Blum is the Chairman of Richard C. Blum & Associates, L.P. ("RCBA L.P.," which, prior to its October 1994 conversion, was known as Richard C. Blum & Associates, Inc.). Both Mr. Blum and RCBA L.P. are deemed beneficial owners of more than 5% of the Company's outstanding Common Stock (see "Security Ownership of Certain Beneficial Owners and Management" below). In the past, RCBA L.P. has provided consulting and investment banking services on behalf of the Company, including its subsidiaries, on a variety of strategic issues relating to enhancement of stockholder values. For example, RCBA L.P. was actively involved in the public offering of one of the Company's subsidiaries, Steck-Vaughn Publishing Corporation, in 1993. However, in 1994, RCBA L.P. did not perform for the Company, nor receive compensation from the Company for, any consulting or investment banking services.

         (e)     Directors' Fees and Benefits.

         The Company pays each of its directors who is not an employee of the Company an annual fee of $15,000, plus $1,500 for each Board meeting attended. Nonemployee directors serving on the Executive Committee receive an additional $6,000 each year, but do not receive compensation for attending Executive Committee meetings. Nonemployee directors serving on board committees other than the Executive Committee receive $1,000 for each committee meeting attended (unless the committee meeting is in conjunction with a Board meeting, in which case the director receives $500 per committee meeting). Mr. Jaffe receives an additional $6,000 for serving as Vice Chairman of the Board and $6,000 as Chairman of the Executive Committee; in addition, Mr. Jaffe received a monthly automobile allowance of $500 (for an aggregate of $6,000 during 1994). Other committee chairmen receive an additional $3,000 each year. All directors are entitled to a $2,500 annual financial planning allowance.

         Under a supplemental benefit plan, each participating director receives an annual accrual equal to such director's fees for each year subject to a maximum annual accrual of $25,000 for 1991 and future years, and a maximum annual accrual of $15,000 for 1990 and prior years; however, any director failing to attend in a calendar year 50% or more of the aggregate number of meetings of the Board and of committees on which he serves does not receive any annual accrual for such year. Upon retirement from the Board, each director will be paid monthly installments totalling $25,000 each year until his retirement benefit is exhausted; however, if his accrued benefit is less than $125,000, it will be paid over five years. If a director dies prior to retirement, his beneficiary will receive the greater of $15,000 per year for ten years or the director's retirement benefit. If a director becomes disabled prior to retirement, the Company will pay him the retainer through the end of the elected term and will thereafter pay retirement benefits.

         Under the 1991 Directors' Stock Option Plan, each eligible director (a director who was not an employee of the Company when he was first elected to the Board) receives an initial stock option at fair market value to purchase 5,000 shares of the Company's Common Stock. The initial option vests and first becomes exercisable in two equal annual installments of 2,500 shares each, commencing one year from the date of grant. At the first regular Board meeting each year through the year 2001, each eligible director receives a stock option at fair market value, exercisable in full one year from the date of grant, to purchase 2,000 shares of the Company's Common Stock; however, a director does not receive the annual option for one year if he received the initial option at a meeting later than the first regular Board meeting of the prior calendar year.

         All of the directors of the Company are eligible to participate in the 1991 Directors' Stock Option Plan, except Mr. Cwiertnia. Mr. McNaughton became an eligible director as of February 1, 1994.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.

         The following table sets forth information as of February 28, 1995 (unless otherwise noted) concerning the shares of the Company's Common Stock beneficially owned by (i) each beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Chief Executive Officer and the four most highly compensated other executive officers; and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each beneficial owner listed has sole investment and voting power (or shares such powers with his or her spouse) of the shares indicated. Beneficial ownership includes any shares the individual has the right to acquire within 60 days following February 28, 1995 through the exercise of any stock option or other right. As of February 28, 1995, there were 29,576,601 issued and outstanding shares of Common Stock of the Company, not including treasury shares or shares issuable on exercise of options or conversion of debentures.

NAME OF INDIVIDUAL OR                                                       AMOUNT AND NATURE      PERCENT
ENTITY OR NUMBER OF                            POSITION WITH                  OF BENEFICIAL          OF
PERSONS IN GROUP                                THE COMPANY                   OWNERSHIP (1)         CLASS
- -----------------                       ----------------------------        -----------------      -------
Richard C. Blum & Associates, L.P.                                           6,063,410  (2)        17.5%

Westport Asset Management, Inc.                                              3,520,950  (3)        11.9%

Tweedy Brown Company L.P., TBK
  Partners, L.P. and Vanderbilt
  Partners, L.P.                                                             2,752,120  (4)         9.3%

Richard C. Blum                         Director                             6,077,250  (5)        17.6%
David Bonderman                         Director                               127,500  (6)          *
Jerome W. Cwiertnia                     President, Chief Executive
                                          Officer and Director                 250,061  (7)          *
Leonard W. Jaffe                        Director                                34,000               *
David C. Jones                          Chairman of the Board                   69,875               *
Michael R. Klein                        Director                                19,000               *
Paul B. MacCready                       Director                                 7,000               *
Frederic V. Malek                       Director                                37,950  (8)          *
John J. McNaughton                      Director                                24,300               *
William D. Walsh                        Director                                15,914               *
Christine A. Gattenio                   Vice President and Corporate
                                          Controller                            46,707               *
Philip C. Maynard                       Vice President, Secretary
                                          and General Counsel                    1,250               *
Keith K. Ogata                          Vice President, Chief Financial
                                          Officer and Treasurer                 77,539               *

All Directors and Executive Officers
as a Group (13 persons)                                                      6,638,346  (1)        19.0%


________________

*     Less than 1%.

(1) The shares listed in the table include the following stock options exercisable on or within 60 days after February 28, 1995: Mr. Blum - 11,000 shares; Mr. Bonderman - 2,500 shares; Mr. Cwiertnia - 211,008 shares; Mr. Jaffe - 26,000 shares; Mr. Jones - 49,750 shares; Mr. Klein - 9,000 shares; Mr. MacCready - 7,000 shares; Mr. Malek - 11,000 shares; Mr. McNaughton - 2,500 shares; Mr. Walsh - 11,000 shares; Ms. Gattenio - 35,506 shares; Mr. Maynard - 1,250 shares; Mr. Ogata - 60,406 shares; and all directors and officers as a group - 437,920 shares.

      The shares listed in the table also include the following debentures convertible into Common Stock of the Company: (a) 5,000,000 shares issuable upon conversion of Senior Subordinated Convertible Debentures due 2006 (the "Senior Debentures due 2006") indirectly owned by Richard
      C. Blum & Associates, L.P. ("RCBA L.P.") and Mr. Blum, which 5,000,000 shares includes 125,000 shares issuable upon conversion of Senior Debentures due 2006 owned indirectly by Mr. Bonderman (see fn. 6 below) and held in an advisory account managed by RCBA L.P., and 25,000 shares issuable on conversion of Senior Debentures due 2006 owned indirectly by Mr. Malek (see fn. 8 below) and held in an advisory account managed by RCBA L.P.; (b) 4,000 shares issuable on conversion of Subordinated Convertible Debentures due 2011 (the "Debentures due 2011") owned by Mr. Jaffe; (c) 4,000 shares issuable on conversion of Debentures due 2011 owned by Mr. Jones; (d) 1,000 shares issuable on conversion of Debentures due 2011 owned by Ms. Gattenio; and (e) 6,000 shares issuable on conversion of Debentures due 2011 owned by Mr. Ogata. All directors and officers as a group hold Senior Debentures due 2006 and Debentures due 2011 convertible into an aggregate of 5,015,000 shares.

(2) According to a Form 3 filed with the Securities and Exchange Commission (the "SEC") on or around November 9, 1994, Richard C. Blum & Associates, Inc. ("RCBA Inc."), converted the form of its business by transferring all of its assets and its advisory responsibilities to Richard C. Blum & Associates, L.P. ("RCBA L.P."). Those assets included RCBA Inc.'s general partnership interests in BK Capital Partners II, a California limited partnership ("BK II"), BK Capital Partners III Limited Partnership ("BK III"), BK Capital Partners IV, L.P. ("BK IV") and BK-NEC II, a California general partnership ("BK-NEC II"). Those partnerships hold the following securities: (a) BK II: 325,110 shares and Senior Debentures due 2006 convertible into 375,000 shares, (b) BK III: 100,000 shares and Senior Debentures due 2006 convertible into 725,000 shares,
      (c) BK IV: 20,900 shares and (d) BK-NEC II: Senior Debentures due 2006 convertible into 1,500,000 shares. In addition, RCBA Inc. transferred to RCBA L.P. advisory responsibilities, including investment and voting discretion, over several advisory accounts that hold, in aggregate, 617,400 shares and Senior Debentures due 2006 convertible into 2,400,000 shares. RCBA L.P. disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein.

(3) According to a Schedule 13G dated January 25, 1995 and filed with the SEC, Westport Asset Management, Inc., 253 Riverside Avenue, Westport, Connecticut 06880 ("Westport") has sole voting and dispositive power over 390,600 shares and shared voting and dispositive power over 3,130,350 shares. From the Schedule 13G, it appears that the 3,130,350 shares are held in discretionary accounts managed by Westport, while the 390,600 shares are beneficially owned by officers and stockholders of Westport. Westport disclaims beneficial ownership of such 390,600 shares, and disclaims the existence of a group.

(4) Tweedy, Browne Company L.P. ("TBC"), TBK Partners, L.P. ("TBK") and Vanderbilt Partners, L.P. ("Vanderbilt"), each with a principal business address of 52 Vanderbilt Avenue, New York, New York 10017, jointly filed Amendment No. 1 to Statement on Schedule 13D with the SEC on or around February 24, 1995, disclosing the following: (a) TBC may be deemed to have beneficial ownership of 2,435,920 shares held in TBC's customers' accounts, but for which TBC disclaims beneficial ownership, and over which TBC has sole voting power for 2,191,565 shares and shared dispositive power for 2,435,920 shares, (b) TBK has sole voting and dispositive power over 234,500 shares held directly by TBK, (c) Vanderbilt has sole voting and dispositive power over 81,700 shares held directly by Vanderbilt, (d) Christopher H. Browne, William H. Browne, James M. Clark, Jr. and John D. Spears, each a general partner of each of TBC, TBK and Vanderbilt, and each with a principal business address of 52 Vanderbilt Avenue, New York, New York 10017, each may be deemed to have beneficial ownership of the aggregate 2,752,120 shares held in TBC's customers' accounts and by TBK and Vanderbilt, but for which each person disclaims beneficial ownership and (e) Thomas R. Knapp, a general partner of TBK, with a principal business address of 52 Vanderbilt Avenue, New York, New York 10017, may be deemed to have beneficial ownership of the 234,500 shares held by TBK, but for which Mr. Knapp disclaims beneficial ownership. All of the foregoing entities and individuals deny that they are or should be deemed, in any combination, a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

(5) Mr. Blum, the Chairman of RCBA L.P., directly owns 13,840 shares (including 11,000 shares issuable upon the exercise of stock options).
      Of the securities listed in the table, 6,063,410 shares are also reported in the table as indirectly owned by RCBA L.P. (see fn. 2 above). Mr. Blum reserves the right to disclaim beneficial ownership of securities held indirectly by RCBA L.P. in excess of his pro rata ownership in RCBA L.P.

(6) Includes 125,000 shares issuable upon conversion of Senior Debentures due 2006 held by Bonderman Family Limited Partnership, of which Mr.
      Bonderman is the general partner.

(7) Excludes 450 shares owned by Mr. Cwiertnia's wife as custodian for their son. Mr. Cwiertnia disclaims beneficial ownership of these 450 shares.

(8) Includes 25,000 shares issuable upon conversion of Senior Debentures due 2006, which represents Mr. Malek's 16 2/3% interest in a general partnership that holds Senior Debentures due 2006 convertible into 150,000 shares of the Company's Common Stock. Excludes Mr. Malek's 1.126% interest in BK II (see fn. 1 above), which owns 325,110 shares of Common Stock and Senior Debentures due 2006 convertible into 375,000 shares of Common Stock.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a)     Transactions with Directors.

         In 1994, Mr. McNaughton received consulting fees of $40,667 and retirement payments of $58,850 per year minus social security benefits. The consulting fees were paid pursuant to (i) a consulting contract that expired at the end of January 1994, which contract provided for an annual consulting fee of $125,000, and (ii) a subsequent one-year consulting and noncompete agreement pursuant to which he received a consulting fee of $33,000 for the one-year period ended January 31, 1995. Additionally, he received certain other fringe benefits which, in 1994, totalled approximately $1,613. Effective February 1, 1994, Mr. McNaughton became eligible to receive fees paid to nonemployee directors of the Company. Mr. McNaughton will continue to receive the retirement payments noted above for the remainder of his life.

         See also Item 11, "Executive Compensation--Compensation Committee Interlocks and Insider Participation" for additional information regarding transactions with directors.

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL EDUCATION CORPORATION                                 Date

By     /s/ JEROME W. CWIERTNIA                             April 26, 1995
       -------------------------
       Jerome W. Cwiertnia
       President and Chief
       Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                               Date



By     /s/ JEROME W. CWIERTNIA                             April 26, 1995
       ------------------------------
       Jerome W. Cwiertnia,
       Director, President and Chief
       Executive Officer
       (Principal Executive Officer)



By     /s/ KEITH K. OGATA                                  April 26, 1995
       ------------------------------
       Keith K. Ogata, Vice President,
       Chief Financial Officer and
       Treasurer (Principal Financial
       Officer)



By     /s/ CHRISTINE A. GATTENIO                           April 26, 1995
       ------------------------------
       Christine A. Gattenio, Vice
       President and Corporate
       Controller (Principal
       Accounting Officer)


                                                              Date

By:     /s/ DAVID BONDERMAN                                April 27, 1995
        ---------------------------
        David Bonderman, Director




By:     /s/ LEONARD W. JAFFE                               April 25, 1995
        ---------------------------
        Leonard W. Jaffe, Director



By:     /s/ DAVID C. JONES                                 April 25, 1995
        ---------------------------
        David C. Jones, Director



By:     /s/ MICHAEL R. KLEIN                               April 25, 1995
        ---------------------------
        Michael R. Klein, Director



By:     /s/ PAUL B. MACCREADY                              April 26, 1995
        ---------------------------
        Paul B. MacCready, Director



By:     /s/ FREDERIC V. MALEK                              April 25, 1995
        ---------------------------
        Frederic V. Malek, Director



By:     /s/ WILLIAM D. WALSH                               April 25, 1995
        ---------------------------
        William D. Walsh, Director
