Form 10-Q
period 1995-03-31
NATIONAL EDUCATION CORP
filed 1995-05-11
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549





FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

29,576,757 common stock shares outstanding at May 1, 1995

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                                          Three Months Ended
                                                                                                 March 31,
(amounts in thousands, except per share amounts)                                        1995               1994
____________________________________________________                                 __________         __________
(amount in thousands, except per share amount
Tuition and Contract Revenues                                                        $  44,812          $  39,997
Publishing Revenues                                                                     11,147              9,475
                                                                                     _________          _________
Net Revenues                                                                            55,959             49,472
Costs and Expenses:
    Contract course materials and service costs                                         17,596             13,870
    Publishing costs and materials                                                       3,356              2,837
    Product development                                                                  5,055              4,694
    Selling and promotion                                                               30,384             25,433
    General and administrative                                                           9,311              8,901
    Amortization of prior period deferred marketing                                      1,311              7,369
    Amortization of acquired intangible assets                                             565                426
    Interest expense                                                                     1,977              1,498
    Investment income                                                                     (409)              (558)
    Other income                                                                          (236)               (95)
                                                                                     _________          _________
Loss Before Tax Benefit, Minority Interest and Discontinued Operations                 (12,951)           (14,903)
    Tax benefit                                                                         (4,533)            (3,651)
                                                                                     _________          _________
Loss Before Minority Interest and Discontinued Operations                               (8,418)           (11,252)
    Minority interest in consolidated subsidiary                                            90                122
                                                                                     _________          _________
Loss From Continuing Operations                                                         (8,508)           (11,374)
    Loss from discontinued operations                                                        -             (3,016)
    Discontinued operations tax benefit                                                      -              1,008
                                                                                     _________          _________
Net Loss                                                                             $  (8,508)         $ (13,382)
                                                                                     =========          =========
Loss Per Share From Continuing Operations                                            $    (.29)         $    (.38)
                                                                                     =========          =========
Loss Per Share                                                                       $    (.29)         $    (.45)
                                                                                     =========          =========
Weighted Average Number of Shares Outstanding:
    Primary shares                                                                      29,632             29,661
    Fully diluted shares                                                                36,932             36,961

Unaudited
See accompanying notes and management's discussion and analysis.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                               March 31,        December 31,        March 31,
(dollars in thousands)                                                           1995              1994               1994
____________________________________________________________________         _____________     _____________     _____________
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $  25,280         $   17,297        $   26,826
  Investment securities                                                           2,219             10,833            20,570
  Receivables, net of allowance of $1,585, $2,787 and $10,690                    31,426             45,186            38,902
  Inventories and supplies                                                       25,098             23,827            25,830
  Net assets held for disposition                                                24,411             25,867                 -
  Prepaid and deferred marketing expenses                                         6,950              3,223             8,575
  Other current assets                                                           20,253             18,006            19,749
                                                                              _________         __________        __________
    Total current assets                                                        135,637            144,239           140,452

Deferred Marketing                                                                  159              1,470            24,174
Land, Buildings and Equipment, less accumulated
  depreciation of $63,200, $63,240 and $121,302                                  26,146             25,404            45,672
Acquired Intangible Assets, less accumulated amortization
  of $89,590, $89,005 and $96,065                                                52,307             52,703            51,766
Deferred Income Taxes                                                            28,482             28,482            25,793
Other Assets                                                                      5,685              6,778            11,224
                                                                              _________         __________        __________
                                                                              $ 248,416         $  259,076        $  299,081
                                                                              =========         ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                            $   7,168         $    7,771        $    7,379
  Accrued expenses                                                               24,320             29,328            36,334
  Accrued salaries and wages                                                      6,750              5,448             9,033
  Accrued disposition costs                                                      23,281             25,116             8,271
  Deferred contract revenues                                                     12,507             11,905            15,929
  Current portion of long-term debt and short-term borrowings                     9,382              6,407               654
  Accrued and deferred income taxes                                               1,399              1,297             2,244
                                                                              _________         __________        __________
    Total current liabilities                                                    84,807             87,272            79,844
                                                                              _________         __________        __________
Liabilities Payable After One Year:
  Long-term debt, less current portion                                            6,222              6,389             2,411
  Senior subordinated convertible debentures                                     20,000             20,000            20,000
  Convertible subordinated debentures                                            57,494             57,494            57,494
  Other noncurrent liabilities                                                    7,818              7,667             8,176
                                                                              _________         __________        __________
                                                                                 91,534             91,550            88,081
                                                                              _________         __________        __________
Minority Interest in Equity of Consolidated Subsidiary                            8,216              8,221             8,168
                                                                              _________         __________        __________

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (continued)


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                               March 31,        December 31,        March 31,
(dollars in thousands)                                                           1995              1994               1994
____________________________________________________________________         _____________     _____________     _____________
Stockholders' Equity:
  Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued           -                  -                 -
  Common stock, $.01 par value; 50,000,000 shares authorized;
    30,275,381 shares, 30,275,381 shares and 30,195,041 shares issued             2,110              2,110             2,109
  Additional paid-in capital                                                    133,043            133,043           132,615
  Retained (deficit) earnings                                                   (58,752)           (50,244)              299
  Unrealized gain (loss) on available-for-sale securities, net of tax                21                (21)              943
  Cumulative foreign exchange translation adjustment                             (7,655)            (7,947)           (8,070)
                                                                              _________         __________        __________
                                                                                 68,767             76,941           127,896
  Less common stock in treasury 697,556 shares, 697,556 shares and
    697,461 shares                                                               (4,908)            (4,908)           (4,908)
                                                                              _________         __________        __________
      Total stockholders' equity                                                 63,859             72,033           122,988
                                                                              _________         __________        __________
                                                                              $ 248,416         $  259,076        $  299,081
                                                                              =========         ==========        ==========

Unaudited
See accompanying notes and management's discussion and analysis.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                     _____________________________
(dollars in thousands)                                                                   1995               1994
____________________________________________________                                 __________         __________
Cash Flows From Operating Activities:
  Net income (loss)                                                                  $  (8,508)         $ (13,382)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
      Loss on discontinued operations                                                        -              2,008
      Tax benefit from discontinued operations                                               -              1,008
      Depreciation and amortization                                                      1,372              1,347
      Amortization of acquired intangible assets                                           565                426
      Amortization of prior period deferred marketing                                    1,311              7,369
      Provision for doubtful accounts                                                      110                144
      (Gain)/loss on foreign currency exchange                                            (239)               (95)
      Change in assets and liabilities:
        Receivables, net                                                                14,213             14,482
        Inventories and supplies                                                        (1,131)              (378)
        Prepaid and deferred marketing expenses                                         (3,683)            (5,310)
        Accounts payable and accrued expenses                                           (4,577)            (5,926)
        Accrued and deferred income taxes                                                 (245)            (1,369)
        Deferred contract revenues                                                         448                184
        Other                                                                             (981)            (1,552)
                                                                                     _________          _________
  Net Cash From Operating Activities                                                    (1,345)            (1,044)
                                                                                     _________          _________
Cash Flows For Investing Activities:
  Additions to land, building and equipment                                             (2,072)            (1,533)
  Dispositions of land, buildings and equipment                                             96                 45
  Purchases of investment securities                                                         -             (4,243)
  Proceeds from the sale or redemption of securities                                     8,682              1,402
  Acquisition of business, net of cash acquired                                              -             (3,870)
  Discontinued operations                                                                 (379)            (2,901)
                                                                                     _________          _________
  Net Cash For Investing Activities                                                      6,327            (11,100)
                                                                                     _________          _________
Cash Flows From Financing Activities:
  Additions to long-term debt                                                               58                  -
  Reductions of long-term debt                                                            (225)               (86)
  Changes in short-term borrowings                                                       2,975                  -
  Minority interest in earnings of consolidated subsidiary                                  (5)               122
  Common stock, stock options and related tax benefits                                       -                354
  Purchase of common stock for treasury                                                      -                (53)
                                                                                     _________          _________
  Net Cash From Financing Activities                                                     2,803                337
                                                                                     _________          _________
Effect of exchange rate changes on cash                                                    198                 87
                                                                                     _________          _________

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                     _____________________________
(dollars in thousands)                                                                   1995               1994
____________________________________________________                                 __________         __________
Net change in cash and equivalents                                                       7,983            (11,720)
Cash and equivalents at the beginning of the period                                     17,297             38,546
                                                                                     _________          _________
Cash and equivalents at the end of the period                                        $  25,280          $  26,826
                                                                                     =========          =========

Unaudited
See accompanying notes and management's discussion and analysis.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


Note 1 -- Summary of Accounting Policies

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies, and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs". The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. In the fourth quarter of 1994, ICS adopted the SOP effective January 1, 1994. In adopting the SOP in 1994, ICS' total advertising, selling and promotion costs are expensed as incurred in 1994 rather than deferred and amortized as in prior periods. Adoption of the SOP in 1994 resulted in a first quarter charge of $13,508,000. The charge consists of two components. First, a charge of $7,369,000 results from the amortization of the deferred marketing balance at December 31, 1993 into 1994. Second, a charge of $6,139,000 results from increased selling and promotion spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy. At December 31, 1994, a deferred marketing balance of $1,470,000 remained, of which $1,311,000 was amortized in the first quarter of 1995.

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

Certain prior year amounts have been reclassified to conform with the 1995 presentation.

          NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


NOTE 2 - Business Disposition

In June 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. As a result, the Company recorded a second quarter 1994 charge of $40,032,000 to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. No tax benefits were provided on this charge. Based on the current assumptions to close the transaction, management believes that the amount reserved is adequate and no further charges are currently anticipated. The Education Centers are being accounted for as discontinued operations and prior period statements of operations have been reclassified to reflect this treatment. Revenues for the Education Centers' 28 open schools were $22,411,000 and $22,301,000 for the three months ended March 31, 1995 and 1994, respectively. Education Centers' negative cash flow of $379,000 for the three months ended March 31, 1995, improved $2,522,000 from the prior year period due primarily to aggressive cost reductions and control. As of May 3, 1995, the Company has collectively entered into two letters of intent and signed a definitive agreement with interested buyers to sell 18 of its 28 open schools. During the quarter, the Company closed one campus and transferred those students to a nearby educational facility for purposes of completing their course programs.

The estimated net realizable value of the Education Centers' assets were segregated during the third quarter of 1994 on the balance sheet as net assets held for disposition. Liabilities associated with the cost of completing the transaction and providing for future obligations retained by the Company have been segregated as accrued disposition costs. Prior period balance sheet information has not been restated to reflect the discontinuance of the Education Centers.

For purposes of presenting the statement of cash flows, prior year periods have been reclassified to reflect the discontinued operations.


NOTE 3 - Earnings (Loss) Per Share

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

          NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


NOTE 4 - Investment Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), which resulted in a change in the accounting for debt and equity securities held for investment purposes. Prior to January 1, 1994, the Company carried debt and equity securities at the lower of aggregate cost or market value. In accordance with FAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, not actively traded, and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. Since the adoption of this standard, the Company recorded increases in available-for-sale securities of $32,000 and a related deferred tax liability of $11,000, resulting in a net increase of $21,000 in stockholders' equity.

During the three months ended March 31, 1995 and 1994, the Company did not realize a material gain or loss from the sale of available-for-sale securities.


NOTE 5 - Statements of Cash Flows Supplementary Information

                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                     _____________________________
(dollars in thousands)                                                                  1995               1994
____________________________________________________                                 __________         __________
Cash Paid During the Period For:
Interest expense                                                                     $   1,385          $   1,101
Income taxes, net of income tax refunds                                              $     249          $     719


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                      Three Months Ended
                                                           March 31,
                                                    _____________________                  Percent
(dollars in thousands)                                 1995        1994       Variance     Change
______________________________________________      _________   _________    _________    ________
Net Revenues
   ICS Learning Systems                             $  33,944   $  28,285    $  5,659        20.0%
   Steck-Vaughn Publishing                             11,147       9,475       1,672        17.6
   NETG                                                10,016      11,039      (1,023)       (9.3)
   Other                                                  852         673         179        26.6
                                                    _________   _________    ________
Total Net Revenues                                  $  55,959   $  49,472    $  6,487        13.1

Operating Income (Loss)
   ICS Learning Systems before amortization         $  (4,359)  $  (1,065)   $ (3,294)     (309.3)
     Amortization of prior year deferred marketing     (1,311)     (7,369)      6,058        82.2
                                                    _________   _________    ________
   ICS Learning Systems                                (5,670)     (8,434)      2,764        32.8
   Steck-Vaughn Publishing                                821       1,225        (404)      (33.0)
   NETG                                                (4,994)     (4,549)       (445)       (9.8)
   Other                                                  166        (268)        434         n/m
                                                    _________   _________    ________
Total Segment Operating Loss                           (9,677)    (12,026)      2,349        19.5
   General corporate expenses                          (1,942)     (2,032)         90         4.4
   Interest expense                                    (1,977)     (1,498)       (479)      (32.0)
   Investment income                                      409         558        (149)      (26.7)
   Other income                                           236          95         141       148.4
                                                    _________   _________    ________
Loss Before Tax Benefit, Minority
   Interest and Discontinued Operations               (12,951)    (14,903)      1,952        13.1
     Tax benefit                                       (4,533)     (3,651)       (882)      (24.1)
                                                    _________   _________    ________
Loss Before Minority Interest and
   Discontinued Operations                             (8,418)    (11,252)      2,834        25.2
     Minority interest                                     90         122         (32)      (26.2)
                                                    _________   _________    ________
Loss From Continuing Operations                        (8,508)    (11,374)      2,866        25.2
   Loss from discontinued operations, net                   -      (2,008)      2,008         n/m
                                                    _________   _________    ________
Net Loss                                            $  (8,508)  $ (13,382)   $  4,874        36.4
                                                    =========   =========    ========

n/m: Not meaningful.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Detailed Segment Operating Results:

(dollars in thousands)                                             Three Months Ended March 31, 1995
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  55,959    $  33,944    $   11,147    $  10,016    $     852
Costs and Expenses:
   Contract course materials and service costs         17,596       12,573            20        4,524          479
   Publishing costs and materials                       3,356            -         3,356            -            -
   Product development                                  5,055          608         2,306        2,141            -
   Selling and promotion                               30,384       22,445         3,420        4,377          142
   General and administrative                           7,374        2,635         1,040        3,634           65
   Amortization of prior period deferred marketing      1,311        1,311             -            -            -
   Amortization of acquired intangible assets             560           42           184          334            -
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $  (9,677)   $  (5,670)   $      821    $  (4,994)   $     166
                                                    =========    =========    ==========    =========    =========

(dollars in thousands)                                             Three Months Ended March 31, 1994
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  49,472    $  28,285    $    9,475    $  11,039    $     673
Costs and Expenses:
   Contract course materials and service costs         13,870        8,466            15        4,771          618
   Publishing costs and materials                       2,837            -         2,837            -            -
   Product development                                  4,694          742         1,603        2,349            -
   Selling and promotion                               25,433       18,009         2,811        4,483          130
   General and administrative                           6,873        2,125           904        3,651          193
   Amortization of prior period deferred marketing      7,369        7,369             -            -            -
   Amortization of acquired intangible assets             422            8            80          334            -
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $ (12,026)   $  (8,434)   $    1,225    $  (4,549)   $    (268)
                                                    =========    =========    ==========    =========    =========

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1994

Revenues of $55,959,000 for the three months ended March 31, 1995 were $6,487,000, or 13.1% higher than revenues of $49,472,000 in the prior year. Loss from continuing operations was $8,508,000, or $.29 per share, compared to a loss of $11,374,000, or $.38 per share, in 1994. Net loss for the period was $8,508,000 or $.29 per share compared to a net loss of $13,382,000 or $.45 per share in the prior year. The consolidated statements of operations and cash flows for the first quarter of 1994 have been restated to reflect the Company's Education Centers subsidiary as a discontinued operation due to a plan of disposition adopted during the second quarter of 1994.

ICS Learning Systems:

                                                      Three Months Ended
                                                           March 31,
                                                    _____________________     Percent
(dollars in thousands)                                 1995        1994       Change
______________________________________________      _________   _________    _________
Revenues:

Traditional Distance Education - Domestic           $  20,145   $  15,501        30.0%
Traditional Distance Education - International         10,497       9,838         6.7
Industrial and Business                                 2,048       1,905         7.5
MicroMash                                               1,254       1,041        20.5
                                                    _________   _________
   Total Revenues                                   $  33,944   $  28,285        20.0
                                                    =========   =========

New enrollments                                       116,358      97,552        19.3
Advertising, selling and promotion spending
   (traditional business only)                      $  21,203   $  17,142        23.7
Future tuition revenue at March 31 <F1>             $ 176,194   $ 141,207        24.8

<F1> Approximately 45% of future tuition revenue is realized into revenue.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ICS Learning Systems (continued):

   ICS revenues increased 20% in the quarter due primarily to a strong performance in the domestic operation. Increased traditional revenues at the domestic operation resulted primarily from a higher carry-in of active students into 1995 as compared to the carry-in of students into 1994 (437,100 in 1995 versus 357,500 in 1994) and new enrollment increases of 24.8% during the quarter. The domestic new enrollment increase resulted from the expanded telesales efforts, which represented 47.7% of total domestic new enrollments in 1995 as compared to 27.1% in the prior year period. In an effort to better qualify students which is expected to improve student completion rates, the domestic operations initiated higher down payments and instituted credit reviews for new enrollments in certain courses. Although these efforts had an adverse effect on new enrollment conversion rates, ICS expects that these steps will ultimately increase revenues and the profitability of new enrollments. International revenues increased 6.7% during the quarter with revenue increases in Australia/New Zealand, Singapore, Canada and International Mail Sales (IMS), partially offset by revenue decreases in the United Kingdom. Despite the increase in revenue, international new enrollments declined 8.9% during the quarter.

   ICS operating loss improved $2,764,000 during the period due to the reduction in amortization of prior year deferred marketing of $6,058,000. Absent the effects of the amortization of prior year deferred marketing, ICS operating loss increased $3,294,000. The increase in operating loss is due primarily to an increase in advertising, selling and promotion expenses of $4,436,000 and increased course materials costs primarily related to computer related courses. Selling and promotion expenses increased primarily in the traditional domestic operations, resulting in future tuition revenue increases during the quarter of $13,144,000 or 8.1%; based on historical experience, approximately 45% will be realized into revenue. Historically, ICS' advertising, selling and promotion spending has been the highest in the first quarter. During 1994, the percentage of advertising, selling and promotion spending for the traditional distance education markets was approximately as follows: 1st Quarter - 30%, 2nd Quarter - 22%, 3rd Quarter - 29% and 4th Quarter - 19%. In addition, MicroMash experienced higher selling and promotion expenses due to increased marketing for newly developed products and courses.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Steck-Vaughn Publishing:

                                                      Three Months Ended
                                                           March 31,
                                                    _____________________     Percent
(dollars in thousands)                                 1995        1994       Change
______________________________________________      _________   _________    _________
Revenues:

Elementary/High School                              $   5,820   $   4,934        18.0%
Adult Education                                         2,865       2,454        16.7
Library                                                 2,462       2,087        18.0
                                                    _________   _________
   Total Revenues                                   $  11,147   $   9,475        17.6
                                                    =========   =========

   Steck-Vaughn revenues increased $1,672,000 or 17.6% over the prior year period due primarily to revenue increases in the northeast and mid-Atlantic states, which experienced adverse weather conditions, significantly disrupting the efforts of the direct sales force during the first quarter of 1994. Steck-Vaughn experienced higher revenues in all major product lines during the quarter with the largest increase in the elementary/high school product line. The El/Hi products benefited from the addition of the Berrent Publications product line and growth in Social Studies, Reading, and Language Arts products. Adult education products also experienced strong increases during the quarter due to growth in sales of Adult Basic Education and English as a Second Language, which have risen as a result of new and revised products introduced late in 1994.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Steck-Vaughn Publishing (continued):

   Steck-Vaughn operating income decreased in the first quarter as compared to the prior year period primarily due to higher publishing costs and materials and product development expenses. Publishing costs and materials increased during the quarter due to the higher volume and a rise in cost of paper. Publishing costs and materials also increased due to higher trade sales and sales of Magnetic Way products, all of which carry a higher cost of sales. Product development expenses increased during the quarter due to a planned increase in spending partially caused by the addition of Berrent products and higher plant amortization resulting from the increased sales of recently revised products. These plant costs, which include costs associated with text layout and publishing set-up, are deferred and amortized to expense with the sale of the product's first printing.


NETG:

                                                      Three Months Ended
                                                           March 31,
                                                    _____________________     Percent
(dollars in thousands)                                 1995        1994       Change
______________________________________________      _________   _________    _________
Revenues:

Domestic revenues                                   $   5,369   $   7,875       (31.8)%
International revenues                                  4,647       3,164        46.9
                                                    _________   _________
   Total Revenues                                   $  10,016   $  11,039        (9.3)
                                                    =========   =========

   NETG revenues decreased $1,023,000 during the quarter as a result of lower revenues at the domestic operations, partially offset by increased international revenues. New orders during the period, however, increased $1,280,000 or 15.8% when compared to the prior year period primarily due to increases in the UK. Despite a slight increase in domestic new orders of 5.9%, domestic revenues decreased due primarily to a lower carry-in of deferred revenue backlog into 1995 as compared to the carry-in into 1994.

   Operating loss of $4,994,000 in the period increased $445,000 when compared to the prior year period primarily as a result of the decrease in revenues. Operating expenses decreased in the period due to continued cost control in all areas.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Operating results of the ICS and NETG foreign operations by geographic region are discussed above. The first quarter foreign currency exchange gains, recorded to other income, were $239,000 compared to gains of $95,000 in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash, investment securities and cash provided from operations. At March 31, 1995, the Company had $27,499,000 in cash and investment securities of which $16,716,000 was held in the account of Steck-Vaughn.

As of March 31, 1995, the Company had a revolving bank credit agreement in the amount of $13,500,000. During the quarter the Company increased its borrowings under the credit facility by $3,000,000 to $8,000,000. The Company also has an intercompany credit facility with Steck-Vaughn in the amount of $10,000,000 of which none was outstanding.

For the three months ended March 31, 1995, negative net cash from operating activities of $1,345,000 was $301,000 higher than the prior year period. Net cash flows for 1994 were impacted by the acquisition of MicroMash in the amount of $3,870,000, while cash outflows of $379,000 during the 1995 period at the Education Centers (discontinued operation) improved $2,522,000 over the prior year period.

The Company expects that cash, investment securities, the bank and Steck-Vaughn credit facilities, cash provided from operations and the continued funding of the Education Centers' students under government student financial aid programs, subject to the timely disposition of schools, will be sufficient to provide for planned working capital requirements, debt service, and capital expenditures for the foreseeable future.

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



Date:  May 10, 1995


By  /s/ Keith K. Ogata
    ___________________________
    Keith K. Ogata
    Vice President, Chief Financial Officer
      and Treasurer

                              INDEX TO EXHIBITS
                                 (Item 6(a))


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
 3.1       Restated Certificate of Incorporation of
           the Company <F3> . . . . . . . . . . . . . . . . . . .        <F1>

 3.2       By-Laws of the Company, as amended <F4>. . . . . . . .        <F1>

10.1<F2>   National Education Corporation Retirement Plan
           (Restated as of January 1, 1989 and as Amended
           through January 1, 1992) <F5>. . . . . . . . . . . . .        <F1>

10.2       National Education Corporation Retirement Plan
           Trust <F6> . . . . . . . . . . . . . . . . . . . . . .        <F1>

10.3<F2>   Advanced Systems, Incorporated 1984 Stock
           Option and Stock Appreciation Rights Plan <F7> . . . .        <F1>

10.4<F2>   1986 Stock Option and Incentive Plan, as
           amended <F8> . . . . . . . . . . . . . . . . . . . . .        <F1>

10.5<F2>   1990 Stock Option and Incentive Plan <F9>. . . . . . .        <F1>

10.6<F2>   1991 Directors' Stock Option Plan <F10>. . . . . . . .        <F1>

10.7       Rights Agreement, dated October 29, 1986,
           between National Education Corporation and
           Bank of America National Trust and Savings
           Association, Rights Agent (including exhibits
           thereto) <F11> . . . . . . . . . . . . . . . . . . . .        <F1>

10.8       Addendum No. 1 to Rights Agreement, dated
           August 5, 1991 <F12> . . . . . . . . . . . . . . . . .        <F1>

10.9       Indenture, dated as of May 15, 1986, between
           National Education Corporation and Continental
           Illinois National Bank and Trust Company of
           Chicago, as Trustee <F13>. . . . . . . . . . . . . . .        <F1>

10.10      Tripartite Agreement, dated as of May 31, 1990,
           among National Education Corporation, Conti-
           nental Bank as Resigning Trustee, and IBJ
           Schroder Bank & Trust Company as Successor
           Trustee <F14>. . . . . . . . . . . . . . . . . . . . .        <F1>





                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.11      National Education Corporation Purchase Agree-
           ment, Senior Subordinated Convertible Deben-
           tures, dated as of February 15, 1991 <F15> . . . . . .        <F1>

10.12<F2>  National Education Corporation Supplemental
           Executive Retirement Plan, as amended <F16>. . . . . .        <F1>

10.13<F2>  Supplemental Benefit Plan for Non-Employee
           Directors <F17>. . . . . . . . . . . . . . . . . . . .        <F1>

10.14      Intercompany Agreement between National
           Education Corporation and Steck-Vaughn
           Publishing Corporation, dated June 30, 1993 <F18>. . .        <F1>

10.15      Tax Sharing Agreement between National
           Education Corporation and Its Direct and
           Indirect Corporate Subsidiaries, dated
           January 1, 1993 <F19>. . . . . . . . . . . . . . . . .        <F1>

10.16      Asset Purchase Agreement between Steck-Vaughn
           Company and Creative Edge Inc., dated as of
           April 26, 1993 <F20> . . . . . . . . . . . . . . . . .        <F1>

10.17      $13,500,000 Amended and Restated Credit Agreement
           among National Education Corporation, the Banks
           named therein and Bankers Trust Company as Agent,
           dated February 28, 1995 (the "Credit Agreement")
           (Confidential treatment under Rule 24b-2 has been
           requested for portions of this exhibit) <F21>. . . . .        <F1>

10.18      First Amendment to Intercompany Agreement,
           dated June 10, 1994, between National Education
           Corporation and Steck-Vaughn Publishing
           Corporation <F22>. . . . . . . . . . . . . . . . . . .        <F1>

10.19      $10,000,000 Credit Agreement between Steck-Vaughn
           Company and NationsBank of Texas, dated as of
           June 10, 1994 <F23>. . . . . . . . . . . . . . . . . .        <F1>

10.20      Revolving Line of Credit Note and Option
           Agreement between National Education Corporation and
           Steck-Vaughn Publishing Corporation, dated
           February 28, 1995 <F24>. . . . . . . . . . . . . . . .        <F1>








                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.21<F2>  Executive Employment Agreement between National
           Education Corporation and Sam Yau <F25>. . . . . . . .

11.1       Calculation of Primary Earnings Per Share <F25>. . . .

11.2       Calculation of Fully Diluted Earnings Per Share <F25>.

27.1       Financial Data Schedule <F25>. . . . . . . . . . . . .


<F1>   incorporated by reference from a previously filed document
<F2>   denotes management contract or compensatory plan or arrangement


<F3>   Incorporated by reference to Exhibit 19-2 filed with Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

<F4>   Incorporated by reference to Exhibit 10 filed with Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

<F5>   Incorporated by reference to Exhibit 10.1 filed with Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

<F6>   Incorporated by reference to Exhibit 10(b) filed with Registrant's
       Registration Statement on Form S-8 (No. 2-86904), filed October 3,
       1983.

<F7>   Incorporated by reference to Exhibit 10.15 filed with Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

<F8>   Incorporated by reference to Exhibit 10.17 filed with Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

<F9>   Incorporated by reference to Exhibit "A" filed with Registrant's 1990
       Proxy Statement, filed April 2, 1990.

<F10>  Incorporated by reference to Exhibit "A" filed with Registrant's 1991
       Proxy Statement, filed April 1, 1991.

<F11>  Incorporated by reference to Exhibit 4.1 filed with Registrant's
       Current Report on Form 8-K, dated October 29, 1986, filed October 30,
       1986.





<F12>  Incorporated by reference to Exhibit 10.19 filed with Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

<F13>  Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to
       Registrant's Registration Statement on Form S-3 (No. 33-5552), filed May 16, 1986.

<F14>  Incorporated by reference to Exhibit 4 filed with Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

<F15>  Incorporated by reference to Exhibit 4 filed with Registrant's Current
       Report on Form 8-K, dated February 20, 1991, filed February 27, 1991.

<F16>  Incorporated by reference to Exhibit 10.17 filed with Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

<F17>  Incorporated by reference to Exhibit 10.18 filed with Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

<F18>  Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

<F19>  Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, File No. 33-62334, filed June 17, 1993.

<F20>  Incorporated by reference to Exhibit 10.13 filed with Steck-Vaughn
       Publishing Corporation's Registration Statement on Form S-1, File No. 33-62334, filed May 7, 1993.

<F21>  Incorporated by reference to Exhibit 10.18 filed with Registrant's
       Annual Report on Form 10-K for the year ended December 13, 1994, filed March 30, 1995.

<F22>  Incorporated by reference to Exhibit 10.23 filed with Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed on August 11, 1994.

<F23>  Incorporated by reference to Exhibit 10.14 filed with Steck-Vaughn
       Publishing Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed on August 11, 1994.

<F24>  Incorporated by reference to Exhibit 10.12 filed with Steck-Vaughn
       Publishing Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 29, 1995.

<F25>  Filed herewith.

                                     22