Form 10-Q
period 1995-06-30
NATIONAL EDUCATION CORP
filed 1995-08-14
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549





FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

29,883,007 common stock shares outstanding at August 4, 1995

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                       June 30,
                                                                        ______________________        _______________________
(amounts in thousands, except per share amounts)                           1995        1994             1995          1994
________________________________________________                        __________   _________        __________    _________
Tuition and Contract Revenues                                           $ 46,986     $ 43,171         $91,798       $ 83,168
Publishing Revenues                                                       15,278       15,166           26,425        24,641
                                                                        _________    _________        _________     _________
Total Net Revenues                                                        62,264       58,337          118,223       107,809

Costs and Expenses:
  Contract course materials and service costs                             20,352       14,279           37,948        28,149
  Publishing costs and materials                                           4,137        4,099            7,493         6,936
  Product development                                                      4,870        4,690            9,925         9,384
  Selling and promotion                                                   25,593       25,005           55,977        50,438
  General and administrative                                               8,856        7,523           18,167        16,424
  Amortization of prior period deferred marketing                            159        5,837            1,470        13,206
  Amortization of acquired intangible assets                                 545          427            1,110           853
  Interest expense                                                         2,403        1,511            4,380         3,009
  Investment income                                                         (807)      (1,386)          (1,216)       (1,944)
  Other income, net                                                          (29)        (212)            (265)         (307)
  Unusual items                                                           77,805           --           77,805            --
                                                                        _________    _________        _________     _________
Loss Before Tax Benefit, Minority Interest and
  Discontinued Operations                                                (81,620)      (3,436)         (94,571)      (18,339)
    Tax benefit                                                               --         (332)          (4,533)       (3,983)
                                                                        _________    _________        _________     _________
Loss Before Minority Interest and Discontinued
  Operations                                                             (81,620)      (3,104)         (90,038)      (14,356)
  Minority interest                                                          350          375              440           497
                                                                        _________    _________        _________     _________
Loss From Continuing Operations                                          (81,970)      (3,479)         (90,478)      (14,853)
  Discontinued operations                                                     --       (7,412)              --        (9,420)
  Disposal of discontinued operations                                         --      (40,032)              --       (40,032)
                                                                        _________    _________        _________     _________
Net Loss                                                                $(81,970)    $(50,923)        $(90,478)     $(64,305)
                                                                        =========    =========        =========     =========
Loss Per Share From Continuing Operations                               $  (2.72)    $   (.12)        $  (3.03)     $   (.50)
                                                                        =========    =========        =========     =========
Loss Per Share                                                          $  (2.72)    $  (1.72)        $  (3.03)     $  (2.17)
                                                                        =========    =========        =========     =========
Weighted Average Number of Shares Outstanding                             30,111       29,626           29,881        29,641

Unaudited
See accompanying notes and management's discussion and analysis.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                June 30,        December 31,        June 30,
(dollars in thousands)                                                            1995              1994              1994
____________________________________________________________________         _____________     _____________     _____________
ASSETS
Current Assets
   Cash and cash equivalents                                                  $  23,164        $   17,297        $  28,330
   Investment securities                                                          2,335            10,833           15,217
   Receivables, net of allowance of $3,488, $2,787 and $3,721                    25,470            45,186           27,894
   Inventories and supplies                                                      24,819            23,827           23,355
   Prepaid and deferred marketing expenses                                        7,546             3,223           16,607
   Assets held for disposition                                                   21,795            25,867           19,485
   Other current assets                                                          19,170            18,006           15,002
                                                                              _________        __________        _________
     Total current assets                                                       124,299           144,239          145,890

Land, Buildings and Equipment, less accumulated depreciation
  of $66,406, $63,240 and $60,830                                                23,687            25,404           23,169
Acquired Intangible Assets, less accumulated amortization of
  $12,965, $89,005 and $87,988                                                    9,640            52,703           50,910
Deferred Income Taxes                                                            23,073            28,482           25,793
Other Assets                                                                      5,591             8,248           10,922
                                                                              _________        __________        _________
                                                                              $ 186,290        $  259,076        $ 256,684
                                                                              =========        ==========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            $   7,027        $    7,771        $   6,029
  Accrued expenses                                                               24,831            30,625           28,803
  Accrued short-term restructuring charges                                        9,251                --               --
  Accrued salaries and wages                                                      5,639             5,448            5,327
  Accrued disposition costs                                                      20,275            25,116           27,100
  Deferred contract revenues                                                      9,573            11,905           10,030
  Current portion of long-term debt and short-term borrowings                    14,821             6,407            7,880
                                                                              _________        __________        _________
   Total current liabilities                                                     91,417            87,272           85,169
                                                                              _________        __________        _________
Liabilities Payable After One Year
  Long-term debt, less current portion                                            6,370             6,389            5,578
  Senior subordinated convertible debentures                                     20,000            20,000           20,000
  Convertible subordinated debentures                                            57,494            57,494           57,494
  Accrued long-term restructuring charges                                        12,174                --               --
  Other noncurrent liabilities                                                    7,967             7,667            8,147
                                                                              _________        __________        _________
                                                                                104,005            91,550           91,219
                                                                              _________        __________        _________



            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                June 30,        December 31,        June 30,
(dollars in thousands)                                                            1995              1994              1994
____________________________________________________________________         _____________     _____________     _____________
Minority Interest in Equity of Consolidated Subsidiary                            8,566             8,221            8,187
                                                                              _________        __________        _________
Stockholders' Equity
  Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued          --                --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
   30,581,631 shares, 30,275,831 shares and 30,260,858 shares issued              2,117             2,110            2,109
  Additional paid-in capital                                                    134,222           133,043          132,830
  Retained (deficit) earnings                                                  (140,722)          (50,244)         (50,624)
  Unrealized gain (loss) on available-for-sale securities, net of tax                73               (21)             166
  Cumulative foreign exchange translation adjustment                             (7,301)           (7,947)          (7,464)
  Notes receivable under stock option plans                                      (1,179)               --               --
                                                                              _________        __________        _________
                                                                                (12,790)           76,941           77,017
Less common stock in treasury 697,556, 697,556 and 697,461                       (4,908)           (4,908)          (4,908)
                                                                              _________        __________        _________
   Total stockholders' equity                                                   (17,698)           72,033           72,109
                                                                              _________        __________        _________
                                                                              $ 186,290        $  259,076        $ 256,684
                                                                              =========        ==========        =========

Unaudited
See accompanying notes and management's discussion and analysis.


            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                        Three Months Ended               Six Months Ended
                                                                              June 30,                       June 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1995            1994            1995           1994
________________________________________________________             __________      _________       _________      _________
Cash Flows From Operating Activities:
  Net income (loss)                                                  $(81,970)       $(50,923)       $ (90,478)     $ (64,305)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Loss on discontinued operations                                        --           7,412               --          9,420
    Tax benefit from discontinued operations                               --              --               --          1,008
    Loss on disposal of discontinued operations                            --          40,032               --         40,032
    Depreciation and amortization                                       1,634           1,383            3,006          2,730
    Amortization of acquired intangible assets                            545             427            1,110            853
    Amortization of prior period deferred marketing                       159           5,837            1,470         13,206
    Provision for doubtful accounts                                     1,811             157            1,921            301
    Write-off of acquired intangible assets                            47,509              --           47,509             --
    (Gain)/loss on foreign currency exchange                              (20)           (212)            (259)          (307)
    Change in assets and liabilities:
     Receivables, net                                                   4,048          (1,905)          18,261         12,577
     Inventories and supplies                                             798             905             (333)           527
     Prepaid and deferred marketing expenses                             (892)            383           (4,575)        (4,927)
     Accounts payable and accrued expenses                             (2,837)         (7,066)          (7,414)       (12,992)
     Accrued restructuring charges                                     29,106              --           29,106             --
     Accrued and deferred income taxes                                   (338)         (1,440)            (583)        (2,809)
     Deferred contract revenues                                        (2,881)           (845)          (2,433)          (661)
     Other                                                               (586)          3,674           (1,567)         2,122
                                                                     ________        ________        _________      _________
  Net Cash From Operating Activities                                   (3,914)         (2,181)          (5,259)        (3,225)
                                                                     ________        ________        _________      _________
Cash Flows For Investing Activities:
  Additions to land, building and equipment                            (3,295)         (2,102)          (5,367)        (3,635)
  Dispositions of land, buildings and equipment                          (286)            214             (190)           259
  Purchases of investment securities                                     (189)            993             (189)        (3,250)
  Proceeds from the sale or redemption of securities                      154           3,183            8,836          4,585
  Acquisition of business, net of cash acquired                            --              --               --         (3,870)
  Discontinued operations                                                (390)        (10,004)            (769)       (12,905)
                                                                     ________        ________        _________      _________
  Net Cash For Investing Activities                                    (4,006)         (7,716)           2,321        (18,816)
                                                                     ________        ________        _________      _________
Cash Flows From Financing Activities:
  Additions to long-term debt                                             518           3,909              576          3,909
  Reductions in long-term debt                                           (370)           (177)            (595)          (263)
  Changes in short-term borrowings                                      5,439           7,308            8,414          7,308
  Minority interest in earnings of consolidated subsidiary                350              19              345            141
  Common stock, stock options and related tax benefits                  1,186             215            1,186            569
  Notes receivable under stock option plan                             (1,179)             --           (1,179)            --
  Purchase of common stock for treasury                                    --              --               --            (53)
                                                                     ________        ________        _________      _________

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)
                                                                        Three Months Ended               Six Months Ended
                                                                              June 30,                       June 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1995            1994            1995           1994
________________________________________________________             __________      _________       _________      _________
  Net Cash From Financing Activities                                    5,944          11,274            8,747         11,611
                                                                     ________        ________        _________      _________
Effect of Exchange Rate Changes on Cash                                  (140)            127               58            214
                                                                     ________        ________        _________      _________
Net Change in Cash and Equivalents                                     (2,116)          1,504            5,867        (10,216)
Cash and Equivalents at the Beginning of the Period                    25,280          26,826           17,297         38,546
                                                                     ________        ________        _________      _________
Cash and Equivalents at the End of the Period                        $ 23,164        $ 28,330        $  23,164      $  28,330
                                                                     ========        ========        =========      =========

Unaudited
See accompanying notes and management's discussion and analysis.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 1 - Summary of Accounting Policies
_______________________________________
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies, and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

In the second quarter the Company adopted, effective January 1, 1995, the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (FASB 121). Prior to January 1, 1995, the Company reviewed the recoverability of its long-lived assets and intangible assets by comparing projected related cash flows on an undiscounted basis to the net book value of the assets. In the event the recoverability of the assets was impaired, the Company would have measured the impairment by comparing projected operating income and related cash flows on an undiscounted basis to the net book value of the assets. Under the provisions of FASB 121, the Company will continue to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets must be written-down to its fair value, less cost to sell. In addition, FASB 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell. Adopting FASB 121 had no effect on the Company's financial statements except for the write-off of goodwill as described further at Note 3.

In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs". The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. In the fourth quarter of 1994, ICS adopted the SOP effective January 1, 1994. In adopting the SOP in 1994, ICS' total advertising, selling and promotion costs were expensed as incurred in 1994 rather than deferred and amortized as in prior periods. Adoption of the SOP in 1994 resulted in a second quarter charge of $5,800,000. The charge consists of two components. First, a charge of $5,837,000 resulted from the amortization of the deferred marketing balance at December 31, 1993 into 1994. Second, a benefit of $37,000 resulted from selling and promotion spending lower than the amortization that would have been expensed in accordance with the Company's previous accounting policy. Adoption of the

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)


NOTE 1 - Summary of Accounting Policies - continued
___________________________________________________
SOP in 1994 resulted in a charge of $19,308,000 for the six months ended June 30, 1994. This charge consists of two components. First a charge of $13,206,000 resulted from the amortization of the deferred marketing balance at December 31, 1993 into 1994. Second, a charge of $6,102,000 resulted from increased selling and promotion spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy. At December 31, 1994, a deferred marketing balance of $1,470,000 remained, of which $1,311,000 was amortized in the first quarter of 1995, with the remaining $159,000 amortized in the second quarter of 1995.

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


NOTE 2 - Business Disposition
_____________________________
In June 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. As a result, the Company recorded a second quarter 1994 charge of $40,032,000 to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. No tax benefits were provided on this charge. Based on the current assumptions to close the transaction, management believes that the amount reserved is adequate and no further charges are currently anticipated. The Education Centers are being accounted for as discontinued operations and prior period statements of operations have been reclassified to reflect this treatment. Revenues for the Education Centers' 28 open schools were $21,322,000, and $19,587,000 for the three months ended June 30, 1995 and 1994 respectively and revenues for the six months ended June 30, 1995 and 1994 were $43,733,000 and $41,888,000, respectively. Education Centers' negative cash flow of $389,000 for the three months ended June 30, 1995 improved $9,765,000 from the prior year period due primarily to improved student starts, and expense reduction and control at the operation.

On June 30, 1995, Education Centers consummated the sale of five schools to a company whose principals include former senior management members of Education Centers. The agreement to sell five schools also includes a contractual obligation by this company to acquire an additional seven schools, which is expected to occur before the end of the calendar year.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 2 - Business Disposition (continued)
_________________________________________
On July 31, 1995, Education Centers consummated the sale of an aggregate of five additional schools to three separate buyers. Additionally, Education Centers has agreements with three other buyers to sell an aggregate of five schools by September 30, 1995. The Company continues to discuss the sale of the remaining schools with potential buyers. By the end of the third quarter of 1995, the Company will have either sold (or have a contract or letter of intent for sale) or commenced the teach-out of the remaining schools.

For purposes of presenting the statement of cash flows, prior year periods have been reclassified to reflect the discontinued operations.


NOTE 3 - Write-off of Goodwill
______________________________
NETG has experienced significant operating losses over the past several years in an environment of substantial changes in the training of information systems and technology. Due to the many outstanding opportunities in the training marketplace, especially in information technology, the Company remained optimistic over the past periods about future sales and earnings, such that through the first quarter of 1995, management's best estimates of the future results of NETG's operations supported the recoverability of recorded goodwill balances. However, given continuing losses through the second quarter of 1995, management does not believe NETG can return to profitability in the foreseeable future under its pre-restructuring operating structure. As a result, the Company has undertaken a reorganization and downsizing of NETG's current operations commencing in the second quarter. During the second quarter the Company implemented changes in key management positions including the Company's Chief Executive Officer, NETG's President and other NETG senior management positions. In addition, certain product lines have been discontinued and the subsidiary has reorganized its sales and marketing effort to enhance its channels of distribution which among other things, resulted in the restructuring described in Note 4. As a result of these changes, the Company has revised NETG's financial projections, consistent with management's best estimate of future results of operations. Based upon this estimate of the future results of operations, the estimated net after-tax cash flows over the remaining life of NETG's intangible assets (goodwill) are less than the net book value of the goodwill at June 30, 1995. Under the provisions of FASB 121, the Company has estimated the fair value of its investment in NETG by discounting estimated future net cash flows at a rate commensurate with the related risk. Based upon this analysis, management believes NETG to have only a nominal fair value such that, after considering the estimated costs to sell, the goodwill balance of $42,719,000 related to the Company's 1986 acquisition of what is now NETG was written-off during the second quarter.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 3 - Write-off of Goodwill (continued)
__________________________________________
Additionally, in connection with the restructuring of NETG during the second quarter, the Company decided to discontinue the operations of Spectrum, a subsidiary of NETG which provides primarily custom developed training to businesses. As a result, the Company has recorded the assets and liabilities of Spectrum at their fair value and written-off goodwill in the amount of $4,790,000 ($.26 per share) during the second quarter. The acquisition of Spectrum in 1988 was accounted for as a pooling of interests. The goodwill was related to an acquisition made by Spectrum prior to 1988. Spectrum's revenue and operating loss before interest and amortization of intangibles for the six months ended June 30, 1995 and June 30, 1994 and the twelve months ended December 31, 1994 are as follows:

                                                                          Six Months Ended             Twelve Months Ended
                                                                              June 30,                    December 31,
                                                                     _________________________         ___________________

(dollars in thousands)                                                 1995            1994                    1994
________________________________________________________             __________      _________         ___________________
Revenues                                                             $  1,343        $  3,021                $  5,247
Operating loss before interest and
  amortization of intangibles                                        $ (1,436)       $   (467)               $ (1,126)


The write-off of goodwill is included within unusual items in the consolidated statement of operations. As management revised its estimate of the division's future cash flows as a result of second quarter events, the adoption of FASB 121 had no effect on the consolidated results of operations of any prior periods.


NOTE 4 - Restructuring Charges
______________________________
As a result of continued losses at NETG, the Company resolved to significantly lower the overall cost structure while focusing on specific training areas to permit NETG to return to profitability. Accordingly, the Company approved a restructuring plan for NETG in June 1995 which resulted in a nonrecurring charge of $28,652,000 ($.95 per share). No tax benefits were provided on this charge. The charge includes severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products, and other restructuring related items such as charges related to canceled contracts and agreements. The following summarizes these charges, the related write-offs and cash paid in connection with the restructuring.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 4 - Restructuring Charges (continued)
__________________________________________

                                                    Severance     Excess     Fixed Assets
(dollars in thousands)                              Payments    Facilities   and Inventory    Other        Total
_____________________________________________       _________   __________   _____________  _________    _________
1995 restructuring charges                          $   3,250    $  16,081    $    4,018    $   5,303    $  28,652
Noncash write-off                                          --           --        (4,018)      (3,508)      (7,526)
Cash paid                                                (392)         (68)           --         (496)        (956)
                                                    _________    _________    __________    _________    _________
Accrued restructuring at June 30, 1995              $   2,858    $  16,013    $       --    $   1,299    $  20,170
                                                    =========    =========    ==========    =========    =========

Amounts related to severance will cover approximately one hundred employees involved primarily in sales and marketing, distribution and other administrative functions at NETG's domestic and European locations. Amounts related to facilities reflect the cost of leases for excess space arising from the consolidation of space within the subsidiary's U.S. headquarters and the subsidiary's domestic and European sales offices. The non-current portion of the restructuring charges relates primarily to leases on unutilized space which will require payments through 2004.

Additionally, during the second quarter, an unusual charge was recorded in the amount of $1,644,000 ($.05 per share) at NEC Corporate primarily for severance related payments to the former chief executive officer and corporate expenses related to the restructuring of NETG. The cash paid in connection with this charge was $257,000 during the period.


NOTE 5 - Earnings (Loss) Per Share
__________________________________
Earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options.


NOTE 6 - Investment Securities
______________________________
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which resulted in a change in the accounting for debt and equity securities held for investment purposes. In accordance with SFAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 6 - Investment Securities (continued)
__________________________________________
Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. Since the adoption of this standard, the Company recorded increases in available-for-sale securities of $115,000 and a related deferred tax liability of $42,000, resulting in a net increase of $73,000 in stockholders' equity.

During the six months ended June 30, 1995 and 1994, the Company did not realize a material gain or loss from the sale of available-for-sale securities.


NOTE 7 - Statements of Cash Flows Supplementary Information
___________________________________________________________

                                                                        Three Months Ended               Six Months Ended
                                                                              June 30,                       June 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1995            1994            1995           1994
________________________________________________________             __________      _________       _________      _________
Cash Paid During the Period For:
  Interest expense                                                   $  2,965        $  2,028        $   4,350      $   3,129
  Income taxes, net of income tax refunds                            $   (199)       $  1,091        $      50      $   1,810

Detail of Noncash Investing and Financing Activities:
  Sale of land, building and equipment in exchange
   for note receivable                                               $    416        $     --        $     416      $      --


               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                               Three Months Ended
                                                                     June 30,
                                                              _____________________                 Percent
(dollars in thousands)                                          1995        1994       Variance      Change
________________________________________________________      _________   _________    _________    ________
Net Revenues:
   ICS Learning Systems                                       $  35,721   $  29,492    $  6,229       21.1%
   Steck-Vaughn Publishing                                       15,278      15,166         112        0.7
   NETG                                                          10,355      12,992      (2,637)     (20.3)
   Other                                                            910         687         223       32.5
                                                              _________   _________    ________
Total Net Revenues                                            $  62,264   $  58,337    $  3,927        6.7
                                                              =========   =========    =========
Operating Income (Loss):
   ICS Learning Systems before amortization                   $   5,411   $   5,130    $    281        5.5
   Amortization of prior period deferred marketing                 (159)     (5,837)      5,678       97.3
                                                              _________   _________    ________
   ICS Learning Systems                                           5,252        (707)      5,959        n/m

   Steck-Vaughn Publishing                                        2,905       3,288        (383)     (11.6)

   NETG before unusual items                                     (8,868)     (4,018)     (4,850)    (120.7)
    Unusual items                                               (76,161)         --     (76,161)       n/m
                                                              _________   _________    ________
   NETG                                                         (85,029)     (4,018)    (81,011)       n/m

   Other                                                            267        (303)        570        n/m
                                                              _________   _________    ________
Total Segment Operating Loss                                    (76,605)     (1,740)    (74,865)       n/m
   General corporate expenses                                    (1,804)     (1,783)        (21)      (1.2)%
   Interest expense                                              (2,403)     (1,511)       (892)     (59.0)
   Investment income                                                807       1,386        (579)     (41.8)
   Unusual items                                                 (1,644)         --      (1,644)       n/m
   Other income                                                      29         212        (183)     (86.3)
                                                              _________   _________    ________
Loss Before Tax Benefit, Minority
  Interest and Discontinued Operations                          (81,620)     (3,436)    (78,184)       n/m
   Tax benefit                                                       --        (332)       (332)       n/m
                                                              _________   _________    ________
Loss Before Minority Interest and
  Discontinued Operations                                       (81,620)     (3,104)    (78,516)       n/m
   Minority interest                                                350         375         (25)      (6.7)
                                                              _________   _________    ________
Loss From Continuing Operations                                 (81,970)     (3,479)     (7,849)       n/m
   Discontinued operations                                           --     (47,444)     47,444        n/m
                                                              _________   _________    ________
Net Loss                                                      $ (81,970)  $ (50,923)   $(31,047)       n/m
                                                              =========   =========    =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

n/m: Not Meaningful

Detailed Segment Operating Results:

(dollars in thousands)                                             Three Months Ended June 30, 1995
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  62,264    $  35,721    $   15,278    $  10,355    $     910
Costs and Expenses:
   Contract course materials and service costs         20,350       13,247            29        6,564          510
   Publishing costs and materials                       4,137           --         4,137           --           --
   Product development                                  4,870        1,048         2,069        1,753           --
   Selling and promotion                               25,593       13,688         4,684        7,114          107
   General and administrative                           7,059        2,307         1,269        3,457           26
   Amortization of prior period deferred
     marketing                                            159          159            --           --           --
   Amortization of acquired intangible assets             540           20           185          335           --
   Unusual items                                       76,161           --            --       76,161           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $ (76,605)   $   5,252    $    2,905    $ (85,029)   $     267
                                                    =========    =========    ==========    =========    =========

(dollars in thousands)                                             Three Months Ended June 30, 1994
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  58,337    $  29,492    $   15,166    $  12,992    $     687
Costs and Expenses:
   Contract course materials and service costs         14,279        8,751            26        5,069          433
   Publishing costs and materials                       4,099           --         4,099           --           --
   Product development                                  4,690          670         2,032        1,988           --
   Selling and promotion                               25,005       13,112         4,615        6,922          356
   General and administrative                           5,740        1,820         1,025        2,696          199
   Amortization of prior period deferred
     marketing                                          5,837        5,837            --           --           --
   Amortization of acquired intangible assets             427            9            81          335            2
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $  (1,740)   $    (707)   $    3,288    $  (4,018)   $    (303)
                                                    =========    =========    ==========    =========    =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994
_____________________________________________________________________________
Revenues of $62,264,000 for the three months ended June 30, 1994, were
$3,927,000 or 6.7% higher than revenues of $58,337,000 in the prior year.
Loss from continuing operations was $81,970,000 or $2.72 per share compared to a loss of $3,479,000 or $.12 per share.  Net loss for the period was
$81,970,0000 or $2.72 per share compared to a loss of $50,923,000 or $1.72 per share in the prior year.  Effective June 30, 1994, the Company adopted a plan to dispose of its Education Centers subsidiary.  The plan resulted in a second quarter charge of $40,032,000 ($1.35 loss per share) to write-down assets, provide for estimated gains/losses on the sale of certain schools, and to provide for the estimated costs of closing and teaching-out certain schools.  Accordingly, the consolidated statements of operations and cash flows for 1995 have been restated to reflect the Company's Education Centers subsidiary as a discontinued operation.

ICS Learning Systems:


                                                         Three Months Ended
                                                              June 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Traditional Distance Education - Domestic           $  21,187   $  16,741        26.6%
   Traditional Distance Education - International         10,920      10,125         7.9
   Industrial and Business                                 2,049       1,687        21.5
   MicroMash                                               1,565         939        66.7
                                                       _________   _________
      Total Revenues                                   $  35,721   $  29,492        21.1
                                                       =========   =========
   Traditional Business:
   ____________________
   New Enrollments:
      Domestic                                            72,120      60,214        19.8
      International                                       25,667      30,560       (16.0)
                                                       _________   _________
   Total New Enrollments                                  97,787      90,774         7.7
                                                       =========   =========
   Gross Enrollment Value (GEV):
      Domestic                                         $  59,072   $  45,081        31.0
      International                                       16,147      15,846         1.9
                                                       _________   _________
   Total GEV                                           $  75,219   $  60,927        23.5
                                                       =========   =========



               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

ICS Learning Systems (continued):

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Advertising and Promotion Spending:
      Domestic                                         $   8,429   $   7,842         7.5%
      International                                        3,954       4,366        (9.4)
                                                       _________   _________
   Total Advertising and Promotion Spending            $  12,383   $  12,208         1.4
                                                       =========   =========
   Unearned Future Tuition Revenue at June 30 <F1>     $ 180,996   $ 153,089        18.2
                                                       =========   =========

<F1> Approximately 45% of unearned future tuition revenue is realized into revenue.


   ICS revenues increased 21.1% during the quarter due primarily to a strong performance in the domestic operation. Increased traditional revenues at the domestic operation resulted primarily from a higher carry-in of active domestic students into 1995 as compared to the carry-in of students into 1994 (437,100 in 1995 versus 357,500 in 1994) and new enrollment increases of 19.8% during the quarter. The domestic new enrollment increase resulted from the expanded telesales efforts, which represented 51.2% of total domestic new enrollments in the second quarter of 1995 as compared to 35.2% in the prior year period. MicroMash revenues increased $626,000 due primarily to two new large customers, as well as continued growth in all product lines.

   International revenues increased 7.9% during the quarter with revenue increases in Canada, Australia/New Zealand, International Mail Sales (IMS) and Singapore, partially offset by revenue decreases in the United Kingdom. Despite the 16.0% decline in international new enrollments, revenues increased 7.9%. This increase was due primarily to the product mix and a higher average enrollment value which resulted from increased enrollments in the higher priced courses (i.e., computer courses).

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ICS Learning Systems (continued):

   ICS operating income improved $5,959,000 during the quarter due to the reduction in amortization of prior year deferred marketing of $5,678,000. Barring the effects of the amortization of prior year deferred marketing, ICS operating income increased $281,000. The increase in operating income is due primarily to increased revenues of $6,229,000, partially offset by increases in operating costs. Course service costs increased $4,496,000 primarily due to computers shipped as part of the computer related courses. Selling and promotion expenses increased primarily in the traditional domestic operations resulting in unearned future tuition revenue increases during the second quarter of $4,802,000, or 2.7%. Based on historical experience, approximately 45% will be realized to revenue. Total advertising and promotion spending for traditional business increased 1.4% over prior year as compared to the increase in gross enrollment value (GEV) of 23.5% and new enrollments of 7.7% over the prior year. GEV represents the number of students multiplied by the total contract price of their course programs. The GEV does not account for cancellations of students after enrolling in the course programs. The increase in GEV (23.5%) and enrollments (7.7%) relative to the increase in advertising and promotional expense (1.4%) is attributable to the increased student enrollments in computer related programs which has a significantly higher course contract price due to the bundling of a desktop computer in the program.


Steck-Vaughn Publishing:

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Elementary/High School                              $   8,744   $   8,812        (0.8)%
   Adult Education                                         3,698       3,840        (3.7)
   Library                                                 2,836       2,514        12.8
                                                       _________   _________
      Total Revenues                                   $  15,278   $  15,166         0.7
                                                       =========   =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

   Steck-Vaughn revenues increased $112,000, or 0.7%, over the prior year period due primarily to the addition of the Berrent Publications product line and the addition of the Larousse Kingfisher Chambers, Inc. product line. The Library revenues experienced a 12.8% increase over prior year due to the Larousse Kingfisher Chambers, Inc. products, as well as the increased number of newer titles offered. El/Hi and Adult sales for the quarter were adversely affected by Federal funding. In previous years, Federal funding could not be carried over from its fiscal year-end of June 30 to a future period. Currently, this funding can be carried over to the Fall, which had a negative impact on the spending for instructional material during the second quarter. Additionally, sales were lower due to the ability of schools to divert funds previously designated for instructional materials to other needs, funding reductions in California which significantly reduced sales from the state, and a delay in the Florida adoption process which resulted in deferring sales to future periods. Partially offsetting these effects, sales of the new Berrent line added revenues of $474,000 and $14,000 to both the El/Hi and adult markets, respectively.

   Steck-Vaughn operating income decreased $383,000, or 11.6%, as compared to the prior year primarily due to an increase in general and administrative expenses. This increase resulted from a nonrecurring insurance credit received in 1994, higher staffing costs and additional MIS expenses. Additionally, amortization expense increased due to the Berrent Publications acquisition in December 1994.


NETG:

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Domestic without Spectrum                           $   4,616   $   6,855       (32.7)%
   Spectrum                                                  593       1,388       (57.3)
   International                                           5,146       4,749         8.4
                                                       _________   _________
      Total Revenues                                   $  10,355   $  12,992       (20.3)
                                                       =========   =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG (continued):

   NETG revenues decreased $2,637,000 during the quarter as a sole result of lower revenues in the domestic operations, which were partially offset by increased international revenues. The decrease in domestic revenues is due in part to the disruption in the sales force caused in anticipation of a significant restructuring which was announced in June and the continuing decline in contract renewals coupled with disappointing new customer orders. The restructuring plan included changes in NETG senior management (e.g., new President and Vice President of Sales and Marketing). The increase in international revenues is due primarily to more focused and innovative sales and marketing strategies, implemented prior to 1995, by an experienced international management team.

   NETG operating loss of $85,029,000 increased $81,011,000 as compared to the prior year period primarily as a result of the restructuring charge of $28,652,000 and the write-off of goodwill in the amount of $47,509,000. The effects of the restructuring charge, excluding Spectrum, are anticipated to result in reduced annualized payroll related expenses of approximately $5 million, reduced annual facilities expenses of approximately $4 million and annual other savings in excess of $5 million which includes depreciation from write-off of assets and other operating related expenses. NETG operating loss before unusual items of $8,868,000 in the period increased $4,850,000 over the prior year period primarily as a result of the decrease in revenues and one-time additional operating charges of approximately $3 million resulting primarily from increases to the provision for bad debt and accrued expenses such as accrued legal expenses.

   See Notes 3 and 4 to the Notes of Consolidated Financial Statements for a further discussion of the restructuring and write-off of goodwill.

Operating results of ICS and NETG foreign operations by geographic region are discussed above. The second quarter foreign currency exchange gains, recorded to other income, were $29,000 compared to gains of $212,000 in the prior year.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                       Six Months Ended
                                                           June 30,
                                                    _____________________                  Percent
(dollars in thousands)                                 1995        1994       Variance     Change
______________________________________________      _________   _________    _________    ________
Net Revenues
    ICS Learning Systems                            $  69,665   $  57,777      11,888       20.6%
    Steck-Vaughn Publishing                            26,425      24,641       1,784        7.2
    NETG                                               20,371      24,031      (3,660)     (15.2)
    Other                                               1,762       1,360         402       29.6
                                                    _________   _________    ________
Total Net Revenues                                  $ 118,223   $ 107,809    $ 10,414        9.7
                                                    =========   =========    =========
Operating Income (Loss):
    ICS Learning Systems before amortization        $   1,052   $   4,065    $ (3,013)     (74.1)%
     Amortization of prior period deferred
                                                    marketing      (1,470)    (13,206)          11,73688.9
                                                    _________   _________    ________
   ICS Learning Systems                                  (418)     (9,141)      8,723       95.4

   Steck-Vaughn Publishing                              3,551       4,333        (782)     (16.9)

   NETG before unusual items                          (13,862)     (8,566)     (5,296)     (61.8)
    Unusual items                                     (76,161)         --     (76,161)       n/m
                                                    _________   _________    ________
   NETG                                               (90,023)     (8,566)    (81,457)       n/m

   Other                                                  433        (571)      1,004        n/m
                                                    _________   _________    ________
Total Segment Operating Loss                          (86,457)    (13,945)    (72,512)       n/m
   General corporate expenses                          (3,571)     (3,636)         65        n/m
   Interest expense                                    (4,380)     (3,009)     (1,371)     (45.6)
   Investment income                                    1,216       1,944        (728)     (37.4)
   Unusual items                                       (1,644)         --      (1,644)       n/m
   Other income                                           265         307         (42)     (13.7)
                                                    _________   _________    ________
Loss Before Tax Benefit, Minority
  Interest and Discontinued Operations                (94,571)    (18,339)    (76,232)       n/m
   Tax benefit                                         (4,533)     (3,983)       (550)     (13.8)
                                                    _________   _________    ________
Loss Before Minority Interest and
  Discontinued Operations                             (90,038)    (14,356)    (75,682)       n/m
   Minority interest                                      440         497         (57)     (11.5)
                                                    _________   _________    ________




               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

Detailed Segment Operating Results:
                                                       Six Months Ended
                                                           June 30,
                                                    _____________________                  Percent
(dollars in thousands)                                 1995        1994       Variance     Change
______________________________________________      _________   _________    _________    ________
Loss From Continuing Operations                       (90,478)    (14,853)    (75,625)       n/m
   Discontinued operations                                 --     (49,452)     49,452        n/m
                                                    _________   _________    ________
Net Loss                                            $ (90,478)  $ (64,305)   $(26,173)       n/m
                                                    =========   =========    =========

n/m: Not Meaningful

(dollars in thousands)                                               Six Months Ended June 30, 1995
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $ 118,223    $  69,665    $   26,425    $  20,371    $   1,762
Costs and Expenses:
   Contract course materials and service costs         37,946       25,820            49       11,088          989
   Publishing costs and materials                       7,493           --         7,493           --           --
   Product development                                  9,925        1,656         4,375        3,894           --
   Selling and promotion                               55,977       36,133         8,104       11,491          249
   General and administrative                          14,608        4,942         2,484        7,091           91
   Amortization of prior period deferred
     marketing                                          1,470        1,470            --           --           --
   Amortization of acquired intangible assets           1,100           62           369          669           --
   Unusual items                                       76,161           --            --       76,161           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $ (86,457)   $    (418)   $    3,551    $ (90,023)   $     433
                                                    =========    =========    ==========    =========    =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

(dollars in thousands)                                               Six Months Ended June 30, 1994
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $ 107,809    $  57,777    $   24,641    $  24,031    $   1,360
Costs and Expenses:
   Contract course materials and service costs         28,149       17,217            41        9,840        1,051
   Publishing costs and materials                       6,936           --         6,936           --           --
   Product development                                  9,384        1,412         3,635        4,337           --
   Selling and promotion                               50,438       31,121         7,426       11,405          486
   General and administrative                          12,788        3,945         2,109        6,346          388
   Amortization of prior period deferred
     marketing                                         13,206       13,206            --           --           --
   Amortization of acquired intangible assets             853           17           161          669            6
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $ (13,945)   $  (9,141)   $    4,333    $  (8,566)   $    (571)
                                                    =========    =========    ==========    =========    =========

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994
_________________________________________________________________________
Revenues of $118,223,000 for the six months ended June 30, 1994, were $10,414,000 or 9.7% higher than revenues of $107,809,000 in the prior year. Loss from continuing operations was $90,478,000, or $3.03 per share, compared to a loss of $14,853,000 or $.50 per share. Net loss for the period was $90,478,000 or $3.03 per share compared to a loss of $64,305,000 or $2.17 per share in the prior year.

ICS Learning Systems:

                                                          Six Months Ended
                                                              June 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Traditional Distance Education - Domestic           $  41,332   $  32,242      28.2%
   Traditional Distance Education - International         21,417      19,963       7.3
   Industrial and Business                                 4,097       3,592      14.1
   MicroMash                                               2,819       1,980      42.4
                                                       _________   _________
   Total Revenues                                      $  69,665   $  57,777      20.6
                                                       =========   =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

ICS Learning Systems (continued):
                                                          Six Months Ended
                                                              June 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Traditional Business:
   ____________________
   New Enrollments:
      Domestic                                           151,846     124,118      22.3
      International                                       62,299      64,208      (3.0)
                                                       _________   _________
   Total New Enrollments                                 214,145     188,326      13.7
                                                       =========   =========
   Gross Enrollment Value (GEV):
      Domestic                                         $ 120,764   $  91,158      32.5
      International                                       38,729      35,179      10.1
                                                       _________   _________
   Total GEV                                           $ 159,493   $ 126,337      26.2
                                                       =========   =========
Advertising and Promotion Spending:
      Domestic                                         $  22,928   $  19,491      17.6
      International                                       10,584       9,731       8.8
                                                       _________   _________
Total Advertising and Promotion Spending               $  33,512   $  29,222      14.7
                                                       =========   =========

ICS experienced similar changes in revenues and operating results as occurred for the three month period previously discussed.

Steck-Vaughn Publishing:

                                                          Six Months Ended
                                                             June 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Elementary/High School                              $  14,564   $  13,746       6.0%
   Adult Education                                         6,563       6,294       4.3
   Library                                                 5,298       4,601      15.1
                                                       _________   _________
   Total Revenues                                      $  26,425   $  24,641       7.2
                                                       =========   =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

   Publishing revenues of $26,425,000 for the six months ended June 30, 1995 increased $1,784,000, or 7.2%, from revenues of $24,641,000 in the prior year. All product lines experienced increases over the prior year, with sales of the Larousse Kingfisher Chambers, Inc. and Berrent products making strong contributions. Operating results for the six months experienced similar changes as occurred during the quarter.


NETG:

                                                          Six Months Ended
                                                             June 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Domestic without Spectrum                           $   9,235   $  13,097     (29.5)%
   Spectrum                                                1,343       3,021     (55.5)
   International                                           9,793       7,913      23.8
                                                       _________   _________
   Total Revenues                                      $  20,371   $  24,031     (15.2)
                                                       =========   =========

   NETG experienced similar changes in revenues and operating results as occurred for the three month period previously discussed.

ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as discussed above. Foreign currency exchange gains of $265,000 were recorded during the period as compared to gains of $307,000 in the prior year.


Liquidity and Capital Resources
_______________________________
The Company's primary sources of liquidity are cash, investment securities and cash provided from operations. At June 30, 1995, the Company had $25,499,000 in cash and investment securities of which $15,053,000 was held in the account of Steck-Vaughn. As of June 30, 1995, the Company had a revolving bank credit agreement in the amount of $13,500,000. During the six month period ending June 30, 1995, the Company increased borrowings under the credit facility by $8,500,000 to $13,500,000. The Company also has an intercompany credit facility with Steck-Vaughn in the amount of $10,000,000 of which $2,000,000 was outstanding as of June 30, 1995.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources (continued)
___________________________________________
For the six months ended June 30, 1995, net change in cash increased $5,867,000 due to increases in short-term borrowings of $8,414,000 and net proceeds from the sale/purchase of securities in the amount of $8,647,000. These increases were offset by the negative cash from operating activities and additions to building and equipment.

For the six months ended June 30, 1995, negative cash flow from operating activities of $6,064,000 was $2,839,000 higher than the prior year period due primarily to increases in other current assets at ICS which represent computers shipped to students, higher operating losses at NETG and total restructuring payments of $1,213,000. For the six months ended June 30, 1995, cash flow for investing activities of $3,126,000 improved $21,942,000 over the prior year period due to favorable cash flow variances from 1) Education Centers (discontinued operations) of $12,136,000, 2) increased net proceeds from the sale of securities of $7,312,000 and 3) the acquisition of MicroMash in the amount of $3,870,000 in 1994. These favorable variances were offset by increased capital expenditures of $1,732,000, primarily attributable to the increases at ICS for building improvements and renovations.

The Company expects that cash, investment securities, bank and Steck-Vaughn credit facilities, cash provided from operations and the timely disposition of schools, will be sufficient to provide for planned working capital requirements, debt service, restructuring payments at NETG and capital expenditures for the foreseeable future.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part II.  OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Stockholders

A regular annual meeting of the stockholders of the Company was held on June 27, 1995. Four directors were elected for terms that will continue until the Company's annual meeting of stockholders in 1998, or until each director's successor has been elected and qualified. The vote was as follows:

                                         Number of Shares
                                     _________________________
                                                     Authority
   Name                                 For           Withheld
   ____________________________      __________      _________
   Richard C. Blum                   26,651,401        413,884
   David C. Jones                    25,616,162      1,449,123
   Paul B. MacCready                 26,119,125        946,160
   Sam Yau                           26,793,892        271,393

The stockholders approved the amended and restated 1991 Directors' Stock Option and Award Plan. The vote was as follows:

                Number of Shares
      ___________________________________
         For         Against     Abstain
      __________     _______    _________
      19,732,072     667,717    1,035,100

The stockholders also voted approval of the amended and restated 1990 Stock Option and Incentive Plan. The vote was as follows:

                Number of Shares
      ___________________________________
          For       Against      Abstain
      __________   _________    _________
      17,419,305   2,976,361    1,039,223

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part II.  OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Stockholders (continued)

The stockholders also ratified the appointment of Price Waterhouse as Independent Public Accountants. The vote was as follows:

                Number of Shares
      ___________________________________
          For        Against      Abstain
      __________     _______      _______
      26,247,502     729,946       87,837


Item 6.   Exhibits and Reports on Form 8-K

a)   See Exhibit Index following this Form 10-Q.

b) No reports on Form 8-K were filed for the period for which this report is filed.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NATIONAL EDUCATION CORPORATION



Date:  August 10, 1995


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

10.2       National Education Corporation Retirement Plan
           Trust <F6> . . . . . . . . . . . . . . . . . . . . . .        <F1>

10.3<F2>   Advanced Systems, Incorporated 1984 Stock
           Option and Stock Appreciation Rights Plan <F7> . . . .        <F1>

10.4<F2>   1986 Stock Option and Incentive Plan, as
           amended <F8> . . . . . . . . . . . . . . . . . . . . .        <F1>

10.5<F2>   Amended and Restated 1990 Stock Option and
           Incentive Plan <F9>. . . . . . . . . . . . . . . . . .        <F1>

10.6<F2>   Amended and Restated 1991 Directors' Stock
           Option and Award Plan <F10>. . . . . . . . . . . . . .        <F1>

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







                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.10      Tripartite Agreement, dated as of May 31, 1990,
           among National Education Corporation, Conti-
           nental Bank as Resigning Trustee, and IBJ
           Schroder Bank & Trust Company as Successor
           Trustee <F14>. . . . . . . . . . . . . . . . . . . . .        <F1>

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

10.17      $13,500,000 Amended and Restated Credit Agreement
           among National Education Corporation, the Banks
           named therein and Bankers Trust Company as Agent,
           dated February 28, 1995 (the "Credit Agreement")
           (Confidential treatment under Rule 24b-2 has been
           granted for portions of this exhibit) <F21>. . . . . .        <F1>

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





                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.20      Revolving Line of Credit Note and Option
           Agreement between National Education Corporation and
           Steck-Vaughn Publishing Corporation, dated
           February 28, 1995 <F24>. . . . . . . . . . . . . . . .        <F1>

10.21<F2>  Executive Employment Agreement between National
           Education Corporation and Sam Yau <F25>. . . . . . . .        <F1>

10.22      First Amendment and Limited Waiver to Credit Agreement
           among National Education Corporation, the Banks
           named therein and Bankers Trust Company as Agent,
           dated July 31, 1995 <F26>. . . . . . . . . . . . . . .

11.1       Calculation of Primary Earnings Per Share <F26>. . . .

11.2       Calculation of Fully Diluted Earnings Per Share <F26>.

27.1       Financial Data Schedule <F26>. . . . . . . . . . . . .

________________________________
<F1>   incorporated by reference from a previously filed document

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







                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

<F8>   Incorporated by reference to Exhibit 10.17 filed with Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

<F9>   Incorporated by reference to Exhibit A in the Registrant's Proxy
       Statement furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

<F10>  Incorporated by reference to Exhibit B in the Registrant's Proxy
       Statement furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

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


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

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

<F25>  Incorporated by reference to Exhibit 10.21 filed with Registrant's
       Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, filed on May 11, 1995.

<F26>  Filed herewith.
