Form 10-Q
period 1995-09-30
NATIONAL EDUCATION CORP
filed 1995-11-09
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549





FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

35,122,912 common stock shares outstanding at October 20, 1995

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                        ______________________        _______________________
(amounts in thousands, except per share amounts)                           1995        1994             1995          1994
________________________________________________                        __________   _________        __________    _________
Tuition and Contract Revenues                                           $ 51,657     $ 44,487         $143,455      $127,655
Publishing Revenues                                                       20,372       18,852           46,797        43,493
                                                                        __________   _________        __________    _________
Net Revenues                                                              72,029       63,339          190,252       171,148
Costs and Expenses:
  Contract course materials and service costs                             18,737       14,863           56,685        43,078
  Publishing costs and materials                                           4,997        4,421           12,490        11,357
  Product development                                                      4,525        4,938           14,450        14,256
  Selling and promotion                                                   29,877       29,187           85,854        79,624
  General and administrative                                               7,228        8,200           25,395        24,625
  Amortization of prior period deferred marketing                             --        4,007            1,470        17,213
  Amortization of acquired intangible assets                                 219          530            1,329         1,383
  Interest expense                                                         2,352        1,637            6,732         4,646
  Investment income                                                         (814)        (599)          (2,030)       (2,543)
  Other income, net                                                          (42)        (146)            (307)         (453)
  Unusual items                                                               --           --           77,805            --
                                                                        __________   _________        __________    _________
Income (Loss) Before Income Tax Benefit, Minority
  Interest and Discontinued Operations                                     4,950       (3,699)         (89,621)      (22,038)
    Income tax provision (benefit)                                         1,930         (140)          (2,603)       (4,123)
                                                                        __________   _________        __________    _________
Income (Loss) Before Minority Interest and
  Discontinued Operations                                                  3,020       (3,559)         (87,018)      (17,915)
    Minority interest                                                        625          589            1,065         1,086
                                                                        __________   _________        __________    _________
Income (Loss) From Continuing Operations                                   2,395       (4,148)         (88,083)      (19,001)
  Loss from discontinued operations                                           --           --               --        (9,420)
  Loss on disposal of discontinued operations                                 --           --               --       (40,032)
                                                                        __________   _________        __________    _________
Net Income (Loss)                                                       $  2,395     $ (4,148)        $(88,083)     $(68,453)
                                                                        ========     =========        =========     =========













            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                        ______________________        _______________________
(amounts in thousands, except per share amounts)                           1995        1994             1995          1994
________________________________________________                        __________   _________        __________    _________
Earnings (Loss) Per Share From Continuing Operations:
  Primary earnings per share                                            $    .08     $   (.14)        $  (2.89)     $   (.64)
                                                                        ========     =========        =========     =========
  Fully diluted earnings per share                                      $    .08     $   (.14)        $  (2.89)     $   (.64)
                                                                        ========     =========        =========     =========
Earnings (Loss) Per Share                                               $    .08     $   (.14)        $  (2.89)     $  (2.31)
                                                                        ========     =========        =========     =========
Weighted Average Number of Shares Outstanding:
  Primary Shares                                                          31,776       29,658           30,500        29,643
  Fully diluted shares                                                    38,267       36,958           37,881        36,943

Unaudited
See accompanying notes and management's discussion and analysis.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                             September 30,        December 31,   September 30,
(dollars in thousands)                                                            1995              1994              1994
____________________________________________________________________         _____________     _____________     _____________
ASSETS
Current Assets
  Cash and cash equivalents                                                   $  22,641        $   17,297        $  24,551
  Investment securities                                                           1,846            10,833           10,701
  Receivables, net of allowance of $3,583, $2,787 and $3,271                     31,364            45,186           30,758
  Inventories and supplies                                                       26,417            23,827           22,782
  Prepaid and deferred marketing expenses                                         7,428             3,223           14,053
  Assets held for disposition                                                        --            25,867            3,736
  Other current assets                                                           25,316            18,006           17,181
                                                                              _________        __________        _________
   Total current assets                                                         115,012           144,239          123,762
Land, Buildings and Equipment, less accumulated depreciation
  of $31,814, $63,240 and $62,076                                                23,054            25,404           23,569
Acquired Intangible Assets, less accumulated amortization
  of $13,226, $89,005 and $88,521                                                 9,453            52,703           50,655
Deferred Income Taxes                                                            23,073            28,482           25,793
Other Assets                                                                      8,363             8,248            6,324
                                                                              _________        __________        _________
                                                                              $ 178,955        $  259,076        $ 230,103
                                                                              =========        ==========        =========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                            $   9,545        $    7,771        $   8,168
  Accrued expenses                                                               36,127            30,625           26,265
  Accrued short-term restructuring charges                                        6,722                --               --
  Accrued salaries and wages                                                      5,663             5,448            6,577
  Accrued disposition costs                                                          --            25,116            6,738
  Deferred contract revenues                                                      7,883            11,905            8,902
  Current portion of long-term debt and short-term borrowings                    14,041             6,407            5,813
                                                                              _________        __________        _________
  Total current liabilities                                                      79,981            87,272           62,463
                                                                              _________        __________        _________
Liabilities Payable After One Year:
  Long-term debt, less current portion                                            7,351             6,389            5,374
  Senior subordinated convertible debentures                                         --            20,000           20,000
  Convertible subordinated debentures                                            57,494            57,494           57,494
  Accrued long-term restructuring charges                                        12,151                --               --
  Other noncurrent liabilities                                                    8,090             7,667            8,187
                                                                              _________        __________        _________
                                                                                 85,086            91,550           91,055
                                                                              _________        __________        _________
Minority Interest in Equity of Consolidated Subsidiary                            9,190             8,221            8,925
                                                                              _________        __________        _________


            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                             September 30,      December 31,     September 30,
(dollars in thousands)                                                           1995              1994              1994
____________________________________________________________________         _____________     _____________     _____________
Stockholder's Equity:
  Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued          --                --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
   35,820,468 shares, 30,275,831 shares and 30,268,725 shares issued              2,193             2,110            2,110
  Additional paid-in capital                                                    154,882           133,043          132,863
  Accumulated deficit                                                          (138,327)          (50,244)         (54,772)
  Unrealized gain (loss) on available-for-sale securities, net of tax                33               (21)             142
  Cumulative foreign exchange translation adjustment                             (7,734)           (7,947)          (7,775)
  Notes receivable under stock option plans                                      (1,441)               --               --
                                                                              _________        __________        _________
                                                                                  9,606            76,941           72,568

  Less common stock in treasury 697,556 shares, 697,556 shares and
   697,556 shares                                                                (4,908)           (4,908)          (4,908)
                                                                              _________        __________        _________
   Total stockholders' equity                                                     4,698            72,033           67,660
                                                                              _________        __________        _________
                                                                              $ 178,955        $  259,076        $ 230,103
                                                                              =========        ==========        =========

Unaudited
See accompanying notes and management's discussion and analysis.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1995            1994            1995           1994
________________________________________________________             __________      _________       _________      _________
Cash Flows From Operating Activities:
  Net income (loss)                                                  $  2,395        $ (4,148)       $ (88,083)     $ (68,453)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities:
    Loss on discontinued operations                                        --              --               --          9,420
    Tax benefit from discontinued operations                               --              --               --          1,008
    Loss on disposal of discontinued operations                            --              --               --         40,032
    Depreciation and amortization                                       1,157           1,471            4,163          4,201
    Amortization of acquired intangible assets                            219             530            1,329          1,383
    Amortization of prior period deferred marketing                        --           4,007            1,470         17,213
    Provision for doubtful accounts                                       227             110            2,148            411
    Write-off of acquired intangible assets                                --              --           47,509             --
    (Gain) loss on foreign currency exchange                              (42)           (146)            (307)          (453)
    Change in assets and liabilities:
     Receivables, net                                                  (6,552)         (2,597)          11,709          9,980
     Inventories and supplies                                          (1,616)            656           (1,949)         1,183
     Prepaid and deferred marketing expenses                              129          (1,257)          (4,446)        (6,184)
     Accounts payable and accrued expenses                              6,272           6,317           (1,142)        (6,675)
     Accrued restructuring charges                                     (2,608)             --           26,498             --
     Accrued and deferred income taxes                                    838          (5,312)             255         (8,121)
     Deferred contract revenues                                        (1,648)         (1,183)          (4,081)        (1,844)
     Other                                                               (181)          1,417           (1,742)         3,539
                                                                     ________        ________        _________      _________
  Net Cash From Operating Activities                                   (1,410)           (135)          (6,669)        (3,360)
                                                                     ________        ________        _________      _________
Cash Flows For Investing Activities:
  Additions to land, building and equipment                              (610)         (1,927)          (5,977)        (5,562)
  Dispositions of land, buildings and equipment                            44              40             (146)           299
  Purchases of investment securities                                       --          (1,521)            (189)        (4,771)
  Proceeds from the sale or redemption of securities                      430           6,004            9,266         10,589
  Acquisition of business, net of cash acquired                            --              --               --         (3,870)
  Discontinued operations                                                (651)         (5,113)          (1,420)       (18,018)
                                                                     ________        ________        _________      _________
  Net Cash For Investing Activities                                      (787)         (2,517)           1,534        (21,333)
                                                                     ________        ________        _________      _________









               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)
                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1995            1994            1995           1994
________________________________________________________             __________      _________       _________      _________
Cash Flows From Financing Activities:
  Additions to long-term debt                                           1,462              (3)           2,038          3,906
  Reductions in long-term debt                                           (481)           (228)          (1,076)          (491)
  Changes in short-term borrowings                                       (780)         (1,911)           7,634          5,397
  Minority interest in earnings of consolidated subsidiary                624             738              969            879
  Common stock, stock options and related tax benefits                    736              34            1,922            603
  Notes receivable under a stock option plan                             (262)             --           (1,441)            --
  Purchase of common stock for treasury                                    --              --               --            (53)
                                                                     ________        ________        _________      _________
  Net Cash From Financing Activities                                    1,299          (1,370)          10,046         10,241
                                                                     ________        ________        _________      _________
Effect of Exchange Rate Changes on Cash                                   375             243              433            457
                                                                     ________        ________        _________      _________
Net Change in Cash and Equivalents                                       (523)         (3,779)           5,344        (13,995)
Cash and Equivalents at the Beginning of the Period                    23,164          28,330           17,297         38,546
                                                                     ________        ________        _________      _________
Cash and Equivalents at the End of the Period                        $ 22,641        $ 24,551        $  22,641      $  24,551
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

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 1 - Summary of Accounting Policies
_______________________________________

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies, and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

In the second quarter the Company adopted, effective January 1, 1995, the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (FASB 121). Prior to January 1, 1995, the Company reviewed the recoverability of its long-lived assets and intangible assets by comparing projected related cash flows on an undiscounted basis to the net book value of the assets. In the event the recoverability of the assets was impaired, the Company would have measured the impairment by comparing projected operating income and related cash flows on an undiscounted basis to the net book value of the assets. Under the provisions of FASB 121, the Company will continue to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written-down to their fair value, less cost to sell. In addition, FASB 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell. Adopting FASB 121 had no effect on the Company's financial statements except for the write-off of goodwill as described further at Note 3.

In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs". The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. In the fourth quarter of 1994, ICS adopted the SOP effective January 1, 1994. In adopting the SOP in 1994, ICS' total advertising, selling and promotion costs were expensed as incurred in 1994 rather than deferred and amortized as in prior periods. Adoption of the SOP in 1994 resulted in a charge of $7,631,000 for the three months ended September 30, 1994. The charge consisted of two components. First, a charge of $4,007,000 resulted from the amortization of the deferred marketing balance at December 31, 1993 into 1994. Second, a charge of $3,624,000 resulted from increased selling and promotion spending above the amortization that would have been expensed in accordance with the Company's previous

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 1 - Summary of Accounting Policies (continued)
___________________________________________________

accounting policy. Adoption of the SOP in 1994 resulted in a charge of $26,939,000 for the nine months ended September 30, 1994. This charge consisted of two components. First a charge of $17,213,000 resulted from the amortization of the deferred marketing balance at December 31, 1993 into 1994. Second, a charge of $9,726,000 resulted from increased selling and promotion spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy. At December 31, 1994, a deferred marketing balance of $1,470,000 remained, of which $1,311,000 was amortized in the first quarter of 1995, with the remaining $159,000 amortized in the second quarter of 1995.

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


NOTE 2 - Business Disposition
_____________________________

In June 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. As a result, the Company recorded a second quarter 1994 charge of $40,032,000 to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. No tax benefits were provided on this charge. Based on the current assumptions to dispose of the Education Centers, management believes that the amount reserved is adequate and no further charges are currently anticipated. The Education Centers are being accounted for as discontinued operations and prior period statements of operations have been reclassified to reflect this treatment. Education Centers' negative cash flow of $651,000 for the three months ended September 30, 1995 improved $4,462,000 from the prior year period due primarily to proceeds from the sale of schools and expense reduction at the operation.

Of the 29 remaining Education Centers schools as of December 31, 1994, the Company has consummated the sale of 20 schools, and has entered into a binding contract to sell an additional six schools in the next three months. In addition, the Company has entered into agreements with additional parties to teachout the students of or sell other remaining schools. The Company expects to substantially complete the disposal of the Education Centers schools by year end.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 2 - Business Disposition (continued)
_________________________________________

Due to the sale/contractual sale of 26 schools, the assets held for sale and accrued disposition costs of the remaining schools are considered immaterial as of September 30, 1995 and, accordingly, the amounts previously classified thereunder were reclassified to other current assets and accrued expenses (regulatory and contractual obligations of the Education Centers) of $6,886,000 and $6,940,000, respectively, as of September 30, 1995.

For purposes of presenting the statement of cash flows, prior year periods have been reclassified to reflect the discontinued operations.


NOTE 3 - Write-off of Goodwill
______________________________

NETG has experienced significant operating losses over the past several years in an environment of substantial changes in the training of information systems and technology. Due to the many outstanding opportunities in the training marketplace, especially in information technology, the Company remained optimistic over the past periods about future sales and earnings, such that through the first quarter of 1995, management's best estimates of the future results of NETG's operations supported the recoverability of recorded goodwill balances. However, given continuing losses through the second quarter of 1995, management concluded that NETG could not return to profitability in the foreseeable future without significant changes in its operating structure and business direction.

As a result, the Company implemented a reorganization and downsizing of NETG's operations in the second quarter. During the second quarter the Company implemented changes in key management positions including the Company's Chief Executive Officer, NETG's President and other NETG senior management positions. In addition, certain product lines have been discontinued and the subsidiary has reorganized its sales and marketing effort to enhance its channels of distribution which, among other things, resulted in the restructuring described in Note 4. As a result of these changes, the Company has revised NETG's financial projections, consistent with management's best estimate of future results of operations. Based upon this estimate of the future results of operations, the estimated net cash flows over the remaining life of NETG's intangible assets (goodwill) are less than the net book value of the goodwill at June 30, 1995. Under the provisions of FASB 121, the Company has estimated the fair value of its investment in NETG by discounting estimated future net cash flows at a rate commensurate with the related risk. Based upon this analysis, management believes NETG to have only a nominal fair value such that, after considering the estimated costs to sell, the goodwill balance of $42,719,000 related to the Company's 1986 acquisition of what is now NETG was written-off during the second quarter.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 3 - Write-off of Goodwill (continued)
__________________________________________

Additionally, in connection with the restructuring of NETG during the second quarter, the Company discontinued the operations of Spectrum, a subsidiary of NETG which provided primarily custom developed training to businesses. As a result, the Company recorded the assets and liabilities of Spectrum at their fair value and recorded a write-off of goodwill in the amount of $4,790,000 ($.26 per share) during the second quarter. The acquisition of Spectrum in 1988 was accounted for as a pooling-of-interests. The goodwill was related to an acquisition made by Spectrum prior to 1988. Spectrum's revenue and operating loss before interest and amortization of intangibles for the nine months ended September 30, 1995 and September 30, 1994 and the twelve months ended December 31, 1994 are as follows:

                                                                          Nine Months Ended             Twelve Months Ended
                                                                            September 30,                    December 31,
                                                                     _________________________         ___________________

(dollars in thousands)                                                 1995            1994                    1994
________________________________________________________             __________      _________         ___________________
Revenues                                                             $  1,600        $  4,219                $  5,247
Operating loss before interest and
  amortization of intangibles                                        $ (1,433)       $   (860)               $ (1,126)


The write-off of goodwill is included within unusual items in the consolidated statements of operations. As management revised its estimate of the subsidiary's future cash flows as a result of second quarter events, the adoption of FASB 121 had no effect on the consolidated results of operations of any prior periods.


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

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 4 - Restructuring Charges (continued)
__________________________________________

                                                    Severance     Excess     Fixed Assets
(dollars in thousands)                              Payments    Facilities   and Inventory    Other        Total
_____________________________________________       _________   __________   _____________  _________    _________
1995 restructuring charges                          $   3,435    $  16,040    $    4,020    $   5,157    $  28,652
Noncash write-off                                          --           --        (4,020)      (3,506)      (7,526)
Cash paid                                              (1,084)      (1,108)           --       (1,001)      (3,193)
                                                    _________    _________    __________    _________    _________
Accrued restructuring at
   September 30, 1995                               $   2,351    $  14,932    $       --    $     650    $  17,933
                                                    =========    =========    ==========    =========    =========

Amounts related to severance covered approximately one hundred employees involved primarily in sales and marketing, distribution and other administrative functions at NETG's domestic and European locations. Amounts related to facilities reflect the cost of leases for excess space arising from the consolidation of space within the subsidiary's U.S. headquarters and the subsidiary's domestic and European sales offices. The noncurrent portion of the restructuring charges relates primarily to leases on unutilized space which will require payments through 2004.

Additionally, during the second quarter, an unusual charge was recorded in the amount of $1,644,000 ($.05 per share) at NEC Corporate primarily for severance related payments to the former chief executive officer and corporate expenses related to the restructuring of NETG. The cumulative cash paid in connection with this charge was $593,000.


NOTE 5 - Conversion of $20 Million Senior Subordinated Convertible Debentures into Common Stock
__________________________________________________________________

Effective September 11, 1995, the holders of $20 million of the Company's senior subordinated convertible debentures, which bore interest at 10 percent, converted such debentures into 5 million shares of the Company's common stock. The debentures had been issued to certain entities affiliated with Richard C. Blum & Associates, L.P. (RCBA), who maintained discretionary investment control over these entities. The Chairman of the Board of RCBA is Richard C. Blum, a director of the Company.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 6 - Earnings (Loss) Per Share
__________________________________

Earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options.


NOTE 7 - Investment Securities
______________________________

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which resulted in a change in the accounting for debt and equity securities held for investment purposes. In accordance with SFAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized. Since the adoption of this standard, the Company recorded increases in available-for-sale securities of $54,000 and a related deferred tax liability of $21,000, resulting in a net increase of $33,000 in stockholders' equity.

During the nine months ended September 30, 1995 and 1994, the Company did not realize a material gain or loss from the sale of available-for-sale securities.


NOTE 7 - Statements of Cash Flows Supplementary Information
___________________________________________________________

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1995            1994            1995           1994
________________________________________________________             __________      _________       _________      _________
Cash Paid During the Period For:
  Interest expense                                                   $  2,121        $  1,445        $   6,471      $   4,574
  Income taxes, net of income tax
   refunds                                                           $    288        $    677        $     338      $   2,487




               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations


                                                               Three Months Ended
                                                                   September 30,
                                                              _____________________                 Percent
(dollars in thousands)                                          1995        1994       Variance      Change
________________________________________________________      _________   _________    _________    ________
Net Revenues:
   ICS Learning Systems                                       $  37,946   $  31,312    $  6,634       21.2%
   Steck-Vaughn Publishing                                       20,372      18,852       1,520        8.1
   NETG                                                          12,977      12,419         558        4.5
   Other                                                            734         756         (22)      (2.9)
                                                              _________   _________    ________
Total Net Revenues                                            $  72,029   $  63,339    $  8,690       13.7
                                                              =========   =========    ========
Operating Income (Loss):
   ICS Learning Systems before amortization                       2,179       2,072         107        5.2
    Amortization of prior period
     deferred marketing                                              --      (4,007)      4,007        n/m
                                                              _________   _________    ________
   ICS Learning Systems                                           2,179      (1,935)      4,114        n/m
   Steck-Vaughn Publishing                                        5,528       5,305         223        4.2
   NETG                                                              59      (4,409)      4,468        n/m
   Other                                                            205         255         (50)     (19.6)
                                                              _________   _________    ________
Total Segment Operating Income (Loss):                            7,971        (784)      8,755        n/m
   General corporate expenses                                    (1,525)     (2,023)        498       24.6
   Interest expense                                              (2,352)     (1,637)       (715)     (43.7)
   Investment income                                                814         599         215       35.9
   Other income, net                                                 42         146        (104)     (71.2)
                                                              _________   _________    ________
Income (Loss) Before Tax Benefit, Minority
  Interest and Discontinued Operations                            4,950      (3,699)      8,649        n/m
   Income tax provision (benefit)                                 1,930        (140)      2,070        n/m
                                                              _________   _________    ________
Income (Loss) Before Minority Interest and
  Discontinued Operations                                         3,020      (3,559)      6,579        n/m
   Minority interest                                                625         589          36        6.1
                                                              _________   _________    ________
Net Income (Loss)                                             $   2,395   $  (4,148)   $  6,543        n/m
                                                              =========   =========    =========

n/m: Not meaningful.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Detailed Segment Operating Results:

(dollars in thousands)                                           Three Months Ended September 30, 1995
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  72,029    $  37,946    $   20,372    $  12,977    $     734
Costs and Expenses:
   Contract course materials and service costs         18,739       14,071            34        4,219          415
   Publishing costs and materials                       4,997           --         4,997           --           --
   Product development                                  4,525          873         2,069        1,583           --
   Selling and promotion                               29,877       18,174         6,498        5,115           90
   General and administrative                           5,706        2,620         1,061        2,001           24
   Amortization of acquired intangible assets             214           29           185           --           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $   7,971    $   2,179    $    5,528    $      59    $     205
                                                    =========    =========    ==========    =========    =========

(dollars in thousands)                                           Three Months Ended September 30, 1994
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  63,339    $  31,312    $   18,852    $  12,419    $     756
Costs and Expenses:
   Contract course materials and service costs         14,863        9,182            29        5,104          548
   Publishing costs and materials                       4,421           --         4,421           --           --
   Product development                                  4,938          987         1,835        2,116           --
   Selling and promotion                               29,187       16,930         6,258        6,133         (134)
   General and administrative                           6,177        2,029           924        3,141           83
   Amortization of prior period deferred
     marketing                                          4,007        4,007            --           --           --
   Amortization of acquired intangible assets             530          112            80          334            4
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $    (784)   $  (1,935)   $    5,305    $  (4,409)   $     255
                                                    =========    =========    ==========    =========    =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994
____________________________________________________________________
Revenues of $72,029,000 for the three months ended September 30, 1995 were $8,690,000 or 13.7% higher than revenues of $63,339,000 in the prior year. Net income for the period was $2,395,000 or $.08 per share, compared to a net loss of $4,148,000 or $.14 per share in the prior year.

ICS Learning Systems:

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Traditional Distance Education - Domestic           $  23,435   $  17,636        32.9%
   Traditional Distance Education - International         10,744      10,311         4.2
   Industrial and Business                                 1,866       1,913        (2.5)
   MicroMash                                               1,901       1,452        30.9
                                                       _________   _________
      Total Revenues                                   $  37,946   $  31,312        21.2
                                                       =========   =========
   Traditional Business:
   New Enrollments:
      Domestic                                            74,211      68,546         8.3
      International                                       29,637      32,655        (9.2)
                                                       _________   _________
   Total New Enrollments                                 103,848     101,201         2.6
                                                       =========   =========
   Gross Enrollment Value (GEV):
      Domestic                                            59,338      52,801        12.4
      International                                       20,172      18,318        10.1
                                                       _________   _________
   Total GEV                                              79,510      71,119        11.8
                                                       =========   =========
   Advertising and Promotion Spending:
      Domestic                                            12,121      10,592        14.4
      International                                        4,577       4,463         2.6
                                                       _________   _________
   Total Advertising and Promotion Spending               16,698      15,055        10.9
                                                       =========   =========
   Unearned Future Tuition Revenue at
      September 30 (a)                                 $ 182,820   $ 164,348        11.2
                                                       =========   =========

(a) Approximately 45% of unearned future tuition revenue is realized into revenue.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Revenues at ICS Learning Systems increased during the quarter primarily due to strong performance at the domestic operations while the international operations increased only slightly. Revenues increased primarily due to strong domestic enrollment increases of 22.3% in the first six months of 1995 and enrollment increases of 8.3% during the quarter. The domestic enrollment increase primarily resulted from higher marketing spending, continued success of the expanded telesales efforts which have resulted in higher conversion of leads to enrollments and higher enrollments in the desktop computer related courses which carries a higher tuition price. The revenue increase at the international operation resulted primarily from higher revenues in Canada and Australia.
   Effective September 15, 1995, domestic ICS discontinued bundling the computer hardware with the desktop computer related training courses. The following details the domestic revenues and estimated revenues related to the specific computer hardware of these courses.


                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                    September 30,
                                                                     _________________________       ________________________
  (dollars in thousands)                                               1995            1994            1995           1994
  ______________________________________________________             __________      _________       _________      _________
  Domestic:
   Total computer related course revenues                            $  6,991        $  5,181        $  19,313      $  13,121
   Computer hardware revenue allocation                              $  3,485        $  2,517        $  10,120      $   5,826


  Operating income increased due to the amortization of prior period deferred marketing costs in 1994. Barring the effects of the amortization of prior period deferred marketing, operating income increased 5.2% compared to the prior year period. Additionally, operating income margins decreased approximately 1% due primarily to increased course material costs, especially computer costs in the related courses, and higher general and administrative costs resulting primarily from ongoing costs incurred for the conversion to a new information system.













               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

Steck-Vaughn Publishing:

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Elementary/High School                              $  14,167   $  12,222        15.9%
   Adult Education                                         3,373       3,891       (13.3)
   Library                                                 2,832       2,739         3.4
                                                       _________   _________
      Total Revenues                                   $  20,372   $  18,852         8.1
                                                       =========   =========

   Revenues and operating income at Steck-Vaughn increased during the third quarter as compared to the prior year due primarily to selling price increases, strengthening in the traditional elementary market and from the recently acquired Berrent product line in November 1994. Revenues in the adult education product line decreased as compared to the prior year due to the anticipated fourth quarter release of new products, including GED and Pre-GED products. Revenues increased modestly in the library product line primarily due to revenues generated from the distribution agreement with Abdo & Daughters, a publisher of high interest, low-reading level products in key curriculum content areas. Publishing costs increased during the quarter resulting from higher paper costs and changes in product mix to higher cost product sales. Amortization of acquired intangibles increased during the quarter due to the Berrent acquisition in late 1994.

NETG:

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Domestic without Spectrum                           $   6,806   $   7,805      (12.8)%
   Spectrum                                                  257       1,198      (78.5)
   International                                           5,914       3,416        73.1
                                                       _________   _________
      Total Revenues                                   $  12,977   $  12,419         4.5
                                                       =========   =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   NETG revenues modestly increased while operating income significantly improved during the quarter as compared to the prior year. Domestic revenues, excluding Spectrum, continued to decrease while international revenues significantly increased due to strong performance in the U.K. operation. The significant increase in the U.K. operations results from an experienced management team coupled with effective sales and marketing strategies implemented in 1994. Operating results improved significantly due to increased revenues in the international operations and the reduction in overall expenses resulting from the restructuring implemented in June/July 1995.

General corporate expenses decreased during the period primarily due to continued cost control and reduced overall costs.

Operating results of ICS and NETG foreign operations by geographic region are discussed above. Foreign currency exchange gains, recorded to other income, were $42,000 compared to gains of $146,000 in the prior year.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                      Nine Months Ended
                                                        September 30,
                                                    _____________________                 Percent
  (dollars in thousands)                              1995        1994       Variance      Change
  ______________________________________________    _________   _________    _________    ________
  Net Revenues
   ICS Learning Systems                             $ 107,611   $  89,089    $ 18,522       20.8%
   Steck-Vaughn Publishing                             46,797      43,493       3,304        7.6
   NETG                                                33,348      36,450      (3,102)      (8.5)
   Other                                                2,496       2,116         380       18.0
                                                    _________   _________    ________
  Total Net Revenues                                $ 190,252   $ 171,148    $ 19,104       11.2
                                                    =========   =========    ========
  Operating Income (Loss):
   ICS Learning Systems before amortization             3,231       6,137      (2,906)     (47.4)
     Amortization of prior period
      deferred marketing                               (1,470)    (17,213)     15,743       91.5
                                                    _________   _________    ________
   ICS Learning Systems                                 1,761     (11,076)     12,837      115.9
   Steck-Vaughn Publishing                              9,079       9,638        (559)      (5.8)
   NETG before unusual items                          (13,803)    (12,975)       (828)      (6.4)
    Unusual items                                     (76,161)         --     (76,161)       n/m
                                                    _________   _________    ________
   NETG                                               (89,964)    (12,975)    (76,989)       n/m
   Other                                                  638        (316)        954        n/m
                                                    _________   _________    ________
  Total Segment Operating Loss                        (78,486)    (14,729)    (63,757)       n/m
   General corporate expenses                          (5,096)     (5,659)        563        9.9
   Interest expense                                    (6,732)     (4,646)     (2,086)     (44.9)
   Investment income                                    2,030       2,543        (513)     (20.2)
   Unusual items                                       (1,644)         --      (1,644)       n/m
   Other income, net                                      307         453        (146)      32.2
                                                    _________   _________    ________
  Loss Before Tax Benefit, Minority
   Interest and Discontinued Operations               (89,621)    (22,038)    (67,583)       n/m
    Tax benefit                                        (2,603)     (4,123)      1,520       36.9
                                                    _________   _________    ________
  Loss Before Minority Interest and
   Discontinued Operations                            (87,018)    (17,915)    (69,103)       n/m
    Minority interest                                   1,065       1,086         (21)      (1.9)
  Loss From Continuing Operations                     (88,083)    (19,001)    (69,082)       n/m
   Discontinued operations                                 --     (49,452)     49,452        n/m
                                                    _________   _________    ________
  Net Loss                                          $ (88,083)  $ (68,453)   $(19,630)     (28.7)
                                                    =========   =========    ========

n/m: Not meaningful.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Detailed Segment Operating Results:

(dollars in thousands)                                           Nine Months Ended September 30, 1995
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $ 190,252    $ 107,611    $   46,797    $  33,348    $   2,496
Costs and Expenses:
   Contract course materials and service costs         56,685       39,891            83       15,307        1,404
   Publishing costs and materials                      12,489           --        12,489           --           --
   Product development                                 14,450        2,529         6,444        5,477           --
   Selling and promotion                               85,854       54,307        14,602       16,606          339
   General and administrative                          20,315        7,562         3,546        9,092          115
   Amortization of prior period deferred
     marketing                                          1,470        1,470            --           --           --
   Amortization of acquired intangible assets           1,314           91           554          669           --
   Unusual items                                       76,161           --            --       76,161           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $ (78,486)   $   1,761    $    9,079    $ (89,964)   $     638
                                                    =========    =========    ==========    =========    =========

(dollars in thousands)                                           Nine Months Ended September 30, 1994
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $ 171,148    $  89,089    $   43,493    $  36,450    $   2,116
Costs and Expenses:
   Contract course materials and service costs         43,078       26,399            70       15,010        1,599
   Publishing costs and materials                      11,357           --        11,357           --           --
   Product development                                 14,256        2,399         5,470        6,387           --
   Selling and promotion                               79,625       48,051        13,684       17,538          352
   General and administrative                          19,013        6,022         3,033        9,487          471
   Amortization of prior period deferred
     marketing                                         17,213       17,213            --           --           --
   Amortization of acquired intangible assets           1,335           81           241        1,003           10
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $ (14,729)   $ (11,076)   $    9,638    $ (12,975)   $    (316)
                                                    =========    =========    ==========    =========    =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September,
1994
_____________________________________________________________________________
Revenues of $190,252,000 for the nine months ended September 30, 1995, were $19,104,000 or 11.2% higher than revenues of $171,148,000 in the prior year. Loss from continuing operations was $88,083,000 or $2.89 per share, compared to a loss of $19,001,000 or $.64 per share in the prior year. Net loss for the period was $88,083,000 or $2.89 per share compared to a loss of $68,453,000 or $2.31 share in the prior year.


ICS Learning Systems:

                                                          Nine Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Traditional Distance Education - Domestic           $  64,767   $  49,878        29.9%
   Traditional Distance Education - International         32,161      30,274         6.2
   Industrial and Business                                 5,963       5,505         8.3
   MicroMash                                               4,720       3,432        37.5
                                                       _________   _________
      Total Revenues                                   $ 107,611   $  89,089        20.8
                                                       =========   =========
   Traditional Business:
   New Enrollments:
      Domestic                                           226,057     192,664        17.3
      International                                       91,936      96,863        (5.1)
                                                       _________   _________
   Total New Enrollments                                 317,993     289,527         9.8
                                                       =========   =========
   Gross Enrollment Value (GEV):
      Domestic                                         $ 180,102   $ 143,959        25.1
      International                                       58,901      53,497        10.1
                                                       _________   _________
   Total GEV                                           $ 239,003   $ 197,456        21.0
                                                       =========   =========
   Advertising and Promotion Spending:
      Domestic                                         $  35,589   $  29,823        19.3
      International                                       14,240      12,894        10.4
                                                       _________   _________
   Total Advertising and Promotion Spending            $  49,829   $  42,717        16.6
                                                       =========   =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   ICS experienced similar changes in revenues and operating results as occurred for the three month period previously discussed with the following exceptions. Operating income and operating margins decreased (barring the effects of amortization of prior period deferred marketing) $2,906,000 and 4% respectively, due to increased computer hardware costs in the desktop computer related courses.

Steck-Vaughn Publishing:

                                                          Nine Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Elementary/High School                              $  28,731   $  25,968        10.6%
   Adult Education                                         9,936      10,185        (2.4)
   Library                                                 8,130       7,340        10.8
                                                       _________   _________
      Total Revenues                                   $  46,797   $  43,493         7.6
                                                       =========   =========

   Steck-Vaughn experienced similar changes in revenues as occurred for the three month period while operating income and margins decreased due primarily to higher product development expenses and general and administrative expenses resulting from one-time insurance credits from favorable loss experience in 1994.


NETG:

                                                          Nine Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1995        1994       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Domestic without Spectrum                           $  16,041   $  20,902      (23.3)%
   Spectrum                                                1,600       4,219      (62.1)
   International                                          15,707      11,329        38.6
                                                       _________   _________
      Total Revenues                                   $  33,348   $  36,450       (8.5)
                                                       =========   =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   NETG experienced lower revenues and operating results primarily due to significantly lower domestic revenues partially offset by higher international revenues and the unusual charges taken in the second quarter to restructure the operation and write-off the goodwill. Barring the effects of the unusual charges, operating results modestly decreased due primarily to lower domestic revenues. The effects of the recent restructuring, excluding Spectrum, are anticipated to result in reduced annualized expenses of approximately $14 million, primarily from payroll related, facilities and other operating expenses. See Notes 3 and 4 to the Notes to Consolidated Financial Statements for a further discussion of the restructuring and write-off of goodwill.

General corporate expenses experienced similar changes as occurred in the three month period ending September 30, 1995.

ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as discussed above. Foreign currency exchange gains of $307,000 were recorded during the period as compared to gains of $453,000 in the prior year.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
_______________________________

The Company's primary sources of liquidity are cash, investment securities and cash provided from operations. At September 30, 1995, the Company had $24,487,000 in cash and investment securities of which $11,474,000 was held in the account of Steck-Vaughn. As of September 30, 1995, the Company had a revolving bank credit agreement in the amount of $12,000,000 of which $12,000,000 was outstanding. During the nine month period ending September 30, 1995, the Company increased borrowings under the credit facility by $7,000,000 to the current outstanding amount. The Company also has an intercompany credit facility with Steck-Vaughn in the amount of $10,000,000 of which $6,500,000 was outstanding as of September 30, 1995.

For the nine months ended September 30, 1995, net cash from operating activities of negative $6,669,000 decreased $3,309,000 from a negative $3,360,000 in the prior year period. The decrease in cash from operating activities is due primarily to increases in other current assets at ICS which represent the unamortized portion of the computers shipped to students and NETG restructuring payments of $3,193,000.

For the nine months ended September 30, 1995, net cash for investing activities improved to $1,534,000 from negative $21,333,000 in the prior year period. The $22,867,000 increase was due primarily to 1) higher cash flows of $16,598,000 from the Education Centers resulting from cost control, improved student starts and proceeds from the sale of schools of $5,257,000,
2) acquisition of MicroMash for $3,870,000 in 1994 and 3) changes in net proceeds from securities of $3,259,000.

The Company expects that cash, investment securities, bank credit facility, Steck-Vaughn credit facility, which has been extended to March 31, 1996, and cash provided from operations will be sufficient to provide for planned working capital requirements, debt service, capital expenditures and restructuring payments at NETG for the foreseeable future.

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




Date:  November 8, 1995


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

10.23      Debenture Conversion Agreement among National
           Education Corporation and the Holders identified
           therein, dated August 31, 1995 <F26> . . . . . . . . .

10.24      Amendment of Loan Agreement between Nationsbank of
           Texas, N.A. and Steck-Vaughn Company, dated
           September 29, 1995 <F26> . . . . . . . . . . . . . . .

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



                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

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


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

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
