Form 10-K405
period 1995-12-31
NATIONAL EDUCATION CORP
filed 1996-03-19
CIK 277821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                      ------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to __________________

                          Commission file number 1-6981

                         NATIONAL EDUCATION CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                95-2774428
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

       18400 VON KARMAN AVENUE
          IRVINE, CALIFORNIA                                          92715
----------------------------------------                            ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 474-9400

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

Common Stock,                          New York Stock Exchange
$.01 par value                         Pacific Stock Exchange

6 1/2% Convertible Subordinated        New York Stock ExchangE
Debentures Due 2011                    Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

None

================================================================================

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of February 29, 1996, based on the closing price for such Common Stock on the New York Stock Exchange on such date, was $323,042,522.

         The number of shares of registrant's Common Stock outstanding as of February 29, 1996, was 35,166,818.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from material that will be filed with the Securities and Exchange Commission within 120 days of registrant's fiscal year end (December 31, 1995), as part of a Proxy Statement for the registrant's Annual Meeting of Stockholders.

                                  Cover Page 2

                                                     PART I

ITEM 1.     BUSINESS.

         National Education Corporation (the "Company") provides training and educational services and products to individuals, educational institutions, businesses and governments. The Company was originally incorporated in California in 1954 and reincorporated in Delaware in 1972. The Company's business is conducted primarily through three operating entities: ICS Learning Systems, Inc. ("ICS"), which offers distance education in vocational, academic and professional studies to consumers and companies throughout the world; Steck-Vaughn Publishing Corporation ("Steck-Vaughn"), one of the largest publishers of supplemental educational materials; and National Education Training Group, Inc. ("NETG"), one of the largest providers of interactive multimedia products to train information technology professionals and end users of technology.

                    COMPANY RESULTS AND DEVELOPMENTS IN 1995

         The following provides a brief discussion of the Company's significant developments in 1995. A more detailed discussion of each of the Company's primary operating entities appears later in this Item 1; a more detailed description of the Company's results of operations appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," starting on page 15 below.

         Year End 1995. For 1995, the Company reported revenues of $258.6 million, which were 7.0% higher than revenues of $241.6 million in 1994. The revenue increase is due to revenue growth at ICS and Steck-Vaughn, partially offset by a reduction in revenue at NETG. For 1995, the Company recorded a net loss of $87.2 million, principally due to $81.7 million of unusual items related to restructure charges, write-downs of intangible assets at NETG, write-off of computer course hardware and related costs at ICS, settlement of litigation at Steck-Vaughn and severance payment to the Company's former Chief Executive Officer. These unusual charges were partially offset by an unusual credit for payment received to settle litigation at NETG. Excluding the unusual items, the net loss for 1995 would have been $5.5 million, compared with a net loss from continuing operations of $14.1 million for 1994. Overall, the Company recorded a net loss of $63.5 million in 1994, which included charges related to the adoption in 1994 by the Company of AICPA Statement of Position 93-7 (discussed in the next paragraph), and a $40.0 million charge recorded in the second quarter of 1994 to write-down the assets of National Education Centers, Inc. ("Education Centers") and provide for estimated costs of closing and teaching-out certain Education Centers' schools in connection with discontinuance of the Company's Education Centers operations. Please see "Discussion of Additional Business Factors--Discontinued Operations: Education Centers" on page 10 below for more information.

         In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 93-7, "Reporting on Advertising Costs" (the "SOP"). The SOP generally requires advertising costs, other than direct response advertising, to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1994, but may be adopted early. In the fourth quarter of 1994, the Company adopted the SOP, effective January 1, 1994. Adoption of the SOP caused the Company to expense all of ICS' advertising, selling and promotion costs as they were incurred in 1994, rather than deferring and amortizing all such costs as in prior periods. In addition, SOP transition rules required amortization during 1994 of $19.8 million worth of advertising, selling and promotion costs that had been deferred from periods prior to December 31, 1993. For more information on adoption by ICS of the SOP, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 15 below, and Note 1 to the Company's Consolidated Financial Statements, beginning on page F-6 below. Adoption of the SOP did not have a material effect on the Company's other operations.

         ICS Learning Systems, Inc. In 1995, ICS achieved a 16.4% increase in revenues, from $122.8 million to $143.0 million in 1995. These results were directly related to a 19,064, or 5.1%, increase in enrollments worldwide, revenue recognition from the 19.6% growth in enrollments in 1994 and a 15.4% growth in revenue from ICS' MicroMash subsidiary, which markets Computer Based Training ("CBT") products to the professional market. The average total contract price for an ICS student increased during 1995 as a result of more enrollments in the higher priced Personal Computer ("PC") courses and other related courses. Revenue per enrollment also increased as a result of the higher average contract price. Operating income increased from a loss in 1994 of $3.9 million to income of $7.6 million. The 1994 loss included $19.8 million amortization of prior period deferred marketing costs pursuant to SOP 93-7 and the 1995 results included $1.5 million of this amortization. Also, the 1995 results included a $4.5 million unusual item write-off of course computer hardware and related costs. Excluding the amortization impact and the unusual item, the operating income was $13.6 million (9.5% operating income margin) and $15.9 million (13.0% operating income margin) for 1995 and 1994, respectively.

         In 1995, ICS' U.S. operation saw PC courses and related training courses continue as the fastest growing product line with a 17.4% increase over 1994, while enrollments in ICS' High School equivalency course were up 15.2% and enrollments in ICS' Center for Degree Studies were up 9.2%. All other courses generating an 8.1% increase in enrollments over 1994. On a worldwide basis, more than 65,000 students enrolled in ICS High school Diploma programs, and more than 44,000 students enrolled in ICS Associate Degree Programs. In 1995, ICS introduced the following new products: Dental Assistant, Drafting with Auto CAD, Electronic Bookkeeping, Home Schooling Teaching Guide, and print and on-line versions of an Internet Guide.

         Based on statistics compiled by the Distance Education and Training Council ("DETC"), the accrediting body of independent study schools recognized by the U.S. Department of Education, ICS continues as the industry leader in generating enrollments. A consulting firm retained by ICS has analyzed the Adult Education market in the U.S. and concludes that ICS has a 48% market share of the self-study vocational market. Worldwide, ICS enrolled over 390,000 new students in 1995.

         Steck-Vaughn Publishing Corporation. Revenues increased in 1995, led by strong performances from its elementary and high school ("El/Hi") and library product lines. Revenues from the El/Hi market, which were up 10.7% over 1994, were bolstered by strong sales from basic skills products in spelling, math, and reading. Steck- Vaughn's testing and assessment products also boosted sales, enhanced by the Berrent Publications product line purchased in November 1994. Library revenues, which were up 16.3% over 1994, were enhanced by sales of new titles, as well as sales from Steck-Vaughn's exclusive distribution agreements with Larousse Kingfisher Chambers, Inc. and Abdo & Daughters. Revenues from the adult market were down 2.0% with funding in this market segment continuing to experience federal budget constraints, reducing the funding for adult education.

         Steck-Vaughn's operating income for 1995 was $9.5 million compared to operating income of $10.5 million in 1994. The decrease in operating income is due entirely to the unusual item charge of $970,000 for settlement of litigation. In addition, in 1995 Steck-Vaughn changed its method of accounting for inventories from the last-in, first-out method to the first-in, first-out method, to provide a better means of matching current costs with current revenues, as Steck-Vaughn aggressively pursues its plan to reduce its current operating inventory levels while increasing inventory turnover. The Company's financial statements of all prior years have been restated to apply this method retroactively, which increased Steck-Vaughn's operating income by $1.3 million and $754,000 for 1995 and 1994, respectively. Excluding the unusual item, operating income was flat compared to 1994 as income from increased revenues was offset by higher product development costs and amortization of intangibles and increased general and administrative costs.

         In 1995, Steck-Vaughn augmented its product lines and marketing channels with a number of acquisitions and distribution agreements through the following transaction: (i) in September, Steck-Vaughn entered into an agreement to be the exclusive distributor for Abdo & Daughters, a small publisher of a variety of high interest/low reading ability books for grades K-8, adding 300 titles complementing and enhancing Steck-Vaughn's current Raintree/Steck-Vaughn collection of titles; (ii) in October, Steck-Vaughn acquired substantially all of the assets of Educational Development Laboratories, Inc. ("EDL"), expanding Steck-Vaughn's breadth of product for the adult market; and (iii) in December, Steck-Vaughn acquired substantially all of the assets of Summit Learning, Inc. ("Summit"), a well-established direct response marketing company aimed at classroom teachers and other key site- based decision makers, and focused on sales of math and science manipulative and kit-based products.

         National Education Training Group, Inc. NETG's operating loss for 1995 reflects a $30.6 million write- off of excess facility costs, severance payments for workforce reductions, balance sheet writedown of inventory and fixed assets, and other related restructuring charges. In addition, NETG wrote off $47.5 million of goodwill, based on the Company's determination as to the recoverability of such goodwill. These adjustments to cost structure enabled NETG to show significant improvement in operating results for the third and fourth quarters of 1995.

         NETG's revenue for the year 1995 was $54.3 million compared to $61.9 million for the previous year. Eliminating the operating results of Spectrum, a division of NETG that was discontinued in 1995, NETG's 1995 revenue decreased $4.0 million from 1994 or 7.0%. NETG domestic revenues declined $10.4 million to $26.1 million, due to a decrease in customer renewals and the absence of significant new customers in the domestic operations. Such decrease is attributable in part to the absence of a full line of client/server training products that is now in such demand in the multimedia training market; NETG is addressing that absence in 1996 by introducing over 100 new client/server training products. Revenue in 1995 from NETG's international operations grew by $6.5 million.

         In December 1995, NETG received net proceeds of $3.5 million on the resolution of a dispute with a third party author; NETG used the proceeds of the resolution to undertake additional investment in product development. The settlement proceeds are recorded as an unusual item of income, while the additional product development investment is recorded as product development expense.

                   FINANCIAL INFORMATION FOR INDUSTRY SEGMENTS

         Revenues and operating income (loss) by industry segment for the Company's continuing operations for the past three years are as follows (for more detailed information, please see Note 15 to Consolidated Financial Statements, beginning on page F-22 below):

NET REVENUES:  (dollars in thousands)            1995           1994          1993
                                               ---------     ---------     ---------
   ICS                                         $ 143,021     $ 122,815     $ 101,319
   Steck-Vaughn                                   58,226        53,608        53,156
   NETG                                           54,350        61,937        68,259
   Other                                           3,001         3,254         1,438
   -----                                       ---------     ---------     ---------
TOTAL NET REVENUES                             $ 258,598     $ 241,614     $ 224,172
==================                             =========     =========     =========

OPERATING INCOME (LOSS):

   ICS operating income before
      amortization of prior period deferred
      marketing and unusual items              $  13,628     $  15,909     $  21,368
        Amortization of prior period
          deferred marketing                      (1,470)      (19,836)         --
        Unusual Items                             (4,549)         --            --
        -------------                          ---------     ---------     ---------
   ICS                                             7,609        (3,927)       21,368

   Steck-Vaughn before unusual items              10,469        10,459        13,074
        Unusual Items                               (970)         --            --
        -------------                          ---------     ---------     ---------
   Steck-Vaughn                                    9,499        10,459        13,074

   NETG operating loss before
      unusual items                              (15,375)      (13,993)      (25,950)
        Unusual items                            (74,567)         --          (9,232)
        -------------                          ---------     ---------     ---------
   NETG                                          (89,942)      (13,993)      (35,182)

   Other                                             764           (50)         (657)
   -----                                       ---------     ---------     ---------

TOTAL SEGMENT OPERATING LOSS                   $ (72,070)    $  (7,511)    $  (1,397)
============================                   =========     =========     =========

                  DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENTS

         ICS LEARNING SYSTEMS, INC.

         ICS Learning Systems, Inc. provides distance education in vocational, academic and professional studies to consumers and companies under the following names: ICS Learning Systems, English Language Institute, International Correspondence Schools, North American Correspondence Schools, and the ICS Center for Degree Studies (collectively referred to as "ICS"). ICS offers more than 50 independent study courses in the U.S. and more than 100 courses abroad in disciplines ranging from high school completion requirements to occupational training. In addition, ICS offers associate technology degree programs in business and engineering. All of ICS' independent study courses in the U.S. are accredited by the Distance Education and Training Council ("DETC"), the accrediting body for independent study schools recognized by the U.S. Department of Education. ICS also offers over 1,000 training products and 10,000 hours of training to industrial clients under the name "ICS Business and Industrial Training".

         In addition, with the acquisition of MicroMash in 1994, ICS established a presence in the large and diverse field of professional and continuing education. MicroMash offers over 70 professional exam and continuing professional education products to the financial and accounting industries, and currently is expanding its product offerings to the legal and other professional fields.

         Curricula and Product Development. Curricula are carefully designed to reflect the most important trends in employment opportunities, consumer interest, professional development and industrial training needs. New courses introduced during 1995 include Dental Assistant, Electronic Bookkeeping, Drafting with Auto CAD, Home Schooling Teachers Guide, and print and on-line versions of an Internet Guide.

         Accreditation and Course Recognition. Most ICS courses are approved for veterans benefits and for DANTES (Defense Activity for Non-Traditional Education Support). Programs offered through the ICS Center for Degree Studies are approved for college credit by PONSI (Program on Non-Collegiate Sponsored Instruction), which is administered by the American Council on Education. ICS is accredited by the Accrediting Commission of the DETC. The DETC is listed by the U.S. Department of Education as a nationally recognized accrediting agency and is a recognized member of the Commission on Recognition of Postsecondary Accreditation.

         ICS recognizes the value of utilizing technology to deliver products and services to its students. In June 1995, ICS launched its WorldWide Web site on the Internet at: "http://www.icslearn.com". Prospective and current ICS students can visit the ICS electronic campus for course descriptions and information, faculty profiles and a free ICS "Learning Styles Assessment." Through the Internet site, customers can contact ICS' international locations, E-mail for customer service, participate in student-to-instructor discussions, enroll on-line and download product demonstrations.

         In September 1995, ICS' U.S. operations decided to cease offering computer hardware as part of its PC courses and other related courses. ICS based this decision on factors including the lack of profitability on these courses as a result of including PC hardware with the courses. ICS will continue to develop and market an aggressive product line for PC skills training, but will do so without supplying the personal computer as part of the course.

         Traditionally, ICS distance education courses have been structured around "graded lessons" in which the student receives one section of instructional material at a time, which must be completed before proceeding to the next section. Courses are designed to be completed by the typical student in periods ranging from six to twenty-four months, depending on the course selected. A computerized student information/testing system permits students, through touch-tone telephones or voice response, to obtain immediate testing and feedback on test results. Over 95% of the 2 million exams graded by ICS during 1995 were graded electronically by either the information/testing system via telephone or by electronic scanner. With improved technology, the cost of grading an exam is at an all-time low while the speed of correcting an exam and turnaround to the student have never been faster. ICS utilizes a voice-activated computer record access system that allows students to obtain key information from their records, twenty-four hours a day, without operator assistance.

         Tuition for ICS' distance education courses currently ranges from approximately $400 to $1,000 per course, which, in many cases, includes auxiliary equipment for the courses. Certain ICS programs, including those leading to associates' degrees, require the student to enroll in and complete more than one course. Students generally pay a portion of the tuition upon enrollment and the balance on a monthly basis. Although many ICS students complete their entire distance education course, students have certain rights to cancel courses in progress and, in some cases, may be entitled to refunds of tuition paid for future lessons or for cancellation of amounts that have not yet been paid for future lessons. ICS' accounting treatment recognizes independent study contract revenues when cash is received, but only to the extent that such cash can be retained under existing refund policies of the DETC or applicable law. ICS is working to enhance its customer service and reduce its attrition rates so that a high percentage of its students will complete their courses. ICS is not dependent on student financial aid under federal government programs.

         ICS has established telesales departments for its U.S. operations and in its major foreign operations, by which in-bound telephone inquiries are answered by ICS telesales representatives. These telesales professionals seek to enroll students over the telephone without needing to send the customer ICS' traditional sales literature. During 1995, ICS' U.S. operations expanded its telemarketing center, which provides current and prospective students the opportunity to dial directly to ICS for more information or to enroll. As a result, conversion of inquiries to sales improved by 14.4%, and contributed to the 11.0% increase in enrollments from 1994 to 1995.

         In 1995, ICS' Business and Industrial Training Division expanded its marketing efforts by creating an in-house telesales organization. The Division's catalog of 1,200 products resides on a computer data base, giving each sales representative the ability to create quickly custom curricula for ICS clients. In addition, in 1995, the Division dramatically increased the revenue it generates from corporate tuition assistance programs ("TAP") through development of new marketing materials and expansion of the sales force committed to the TAP market.

         ICS' subsidiary, MicroMash, develops and markets educational and training products and exam preparatory courses for professionals. Prior to 1995, MicroMash primarily served the needs of accounting and financial professionals (CPAs, CMAs, CIAs, CFPs) in both business and government. MicroMash expanded its product line in 1995 through the following activities: (i) MicroMash launched nineteen new continuing professional education ("CPE") products; (ii) MicroMash created and marketed a computer-based review for the Special Examination for Enrolled Agents for practice in front of the U.S. Internal Revenue Service;
and (iii) MicroMash entered the legal field with the introduction of the computer-based MicroMash/Nord Bar Review for the Multistate Bar Examination and various print-based review packages for fifteen state bar examinations. In addition, MicroMash received continuing legal education ("CLE") approval for several of its computer-based products.

         MicroMash CPE products are recognized by the National Association of State Boards of Accountancy, The Institute of Certified Management Accountants, The Institute of Internal Auditors, The International Board of Standards and Practices for Certified Financial Planners, Inc., and the Internal Revenue Service, among others. MicroMash CLE is recognized by various state legal professional licensing boards.

         Advertising and Marketing. ICS markets its independent study courses throughout its U.S. and international operations utilizing direct response advertising through print, television media and direct mail marketing. ICS also offers courses in many English speaking countries throughout the world; in 1995, ICS enrolled students from more than 150 different countries. Telemarketing also is used in the U.S., Canada, the United Kingdom and Australia. ICS has over 200 telesales representatives who speak directly to prospective students about enrolling in courses.

         Competition. The distance education and training industry is highly competitive. ICS faces direct competition from U.S.-based and foreign independent study providers and indirect competition from community colleges, vocational and technical schools, two-year colleges and universities, and, to a lesser extent, governmental entities and other "distance learning" companies and schools, including electronic universities. In recent years, technological changes have increased the variety of choices available to students in selecting the type of education and the manner in which it is delivered, thereby increasing the entities with which ICS competes for student enrollments. ICS believes that the principal competitive factors in its industry are breadth and quality of course offerings, price and quality of customer services. Overall, the Company believes that ICS competes favorably on the basis of these factors.

         STECK-VAUGHN PUBLISHING CORPORATION

         Steck-Vaughn is one of the country's largest publishers of supplemental educational materials, offering educators a broad range of quality products that address educational needs from early childhood through adulthood. The term "supplemental materials" generally refers to softcover, curriculum-based books, workbooks and other support materials that are used in conjunction with or instead of traditional hardcover "basal" textbooks. Steck- Vaughn also publishes reference and nonfiction products for acquisition by school and public libraries, as well for purchase by the general public through bookstores.

         In July 1993, Steck-Vaughn completed an initial public offering of 2,668,000 shares of its common stock, which represented approximately 18.3% of Steck-Vaughn's stock, the remainder of which is held by the Company. During 1994, Steck-Vaughn announced a program to repurchase from the public market up to 500,000 shares of its common stock; through 1995, Steck-Vaughn has repurchased 255,200 shares, effectively raising the Company's ownership of Steck-Vaughn's common stock from 81.7% as of the public offering to 83.1%.

         Product Development and Acquisition. Steck-Vaughn continually evaluates, updates and adds to its product lines through internal development of new educational materials, performance of development contracts by outside authors, production of revised and supplementary materials based on existing products, and acquisitions of educational materials from authors and publishers. In 1994, Steck-Vaughn produced and released more than 250 new and revised products.

         In 1995, Steck-Vaughn augmented its product lines with a number of acquisitions and distribution agreements. In September, Steck-Vaughn entered into an agreement to be the exclusive distributor for Abdo & Daughters, a small publisher of a variety of high interest/low reading ability books for grades K-8. Abdo & Daughters' collection of approximately 300 titles complements and enhances the current Raintree/Steck-Vaughn collection of titles. The titles include a 54-book animal series as well as many biographies and social studies topics, including a series on the Holocaust and a complete series on environmental studies. In addition, in October, Steck- Vaughn acquired substantially all of the assets of Educational Development Laboratories, Inc. ("EDL"), which further expands Steck-Vaughn's breadth of product for the adult market. The EDL product line combines time-tested highly researched instructional techniques with computer technology in order to deliver developmental reading programs in an easy-to-administer and user-friendly format.

         The electronic media segment of the school market is one of the most rapidly expanding segments. To gain entrance to this market, Steck-Vaughn entered into a letter of intent in December 1995, and definitive stock purchase agreement in March 1996, to acquire Edunetics, Ltd. ("Edunetics"), which develops, markets and sells computer-based (including multimedia) products for teaching curriculum in the kindergarten through grade 12 market. Edunetics' offerings include instructional management products that allow teachers, parents and students to monitor progress as the computer-based products are accessed and utilized. While consummation of the acquisition depends on satisfaction of a number of conditions by both parties, Steck-Vaughn and Edunetics hope to complete the transaction by the end of second quarter 1996.

         Sales and Marketing. Steck-Vaughn markets its products through multiple distribution channels, including its national sales and telesales organization. Additionally, Steck-Vaughn markets and sells its products through a distributor organization that services public libraries, trade outlets and other nontraditional school markets. Steck- Vaughn has begun to establish a presence in foreign markets where English language curriculum and library products are in demand. Steck-Vaughn's customer service group emphasizes prompt and accurate delivery of published materials.

         During 1995, the instructional materials marketplace continued its trend toward site-based selling, as more personnel at the school and faculty level participated in the buying decisions for educational materials. While site- based selling is a relative strength of Steck-Vaughn, site-based selling requires a greater number of sales calls per revenue dollar, resulting in increased selling costs.

         In response to the increased participation of teachers in buying decisions, Steck-Vaughn acquired substantially all of the assets of Summit Learning, Inc. ("Summit") in December 1995. Summit is a well established direct response marketing company aimed at classroom teachers and other key site-based decision makers. Summit's products, historically, have been focused on math and science manipulative and kit-based products. Additionally, Summit mails its Young Explorers catalog to the home market which provides Steck-Vaughn access to parents.

         Competition. Many companies, large and small, compete with Steck-Vaughn in the educational publishing field. No single company is dominant in the industry segments for which Steck-Vaughn publishes. Steck-Vaughn believes that the principal competitive factors in its industry are breadth and quality of product offerings, price, channels of distribution, quality of support services and market responsiveness. Overall, the Company believes that Steck-Vaughn competes favorably on the basis of these factors, and that growth has occurred due to new products and increased sales and market penetration.

         NATIONAL EDUCATION TRAINING GROUP, INC.

         Established in the late 1960s, the Company's NETG subsidiary develops, markets and distributes interactive multimedia products to train information technology professionals and end users of technology. Headquartered in Naperville, Illinois, NETG offers multimedia training solutions to help organizations worldwide maximize their performance and their investments in people and technology.

         Under the leadership of its new President and Chief Executive Officer, Chuck Moran, who joined NETG in May 1995, NETG underwent substantial change in 1995. NETG initiatives in 1995 included, among others, the following: (i) the restructure of its operations by downsizing office and warehouse space in the U.S. and in Europe and reducing its worldwide workforce; (ii) the development of new products through an agreement with a third-party to develop exclusively for NETG, with over 100 new client/server training products to be released in 1996; and (iii) the development of new relationships with computer software and hardware companies, including Microsoft and, in early 1996, Novell, which allows NETG to provide courses for and participate in those companies' certification programs.

         Products. NETG's current line of over 600 training products addresses all audience levels, providing an analytical perspective as well as practical skills and knowledge in information technology (client/server and mainframe), desktop computing, and management and professional development. NETG's products are delivered on various forms of technology-based media, including video, diskette and CD-ROM, and NETG's computer-based products may be run in various operating environments, including personal computer, mainframe computer and local area networks. Many of NETG's products provide multimedia training that combines data, text, audio, video, animation and graphics with computer technology. In addition, many NETG products use NETG's proprietary SKILL BUILDER(R) technology, which provides interactive courseware aimed at making the learning experience acceptable and relevant, focusing the user on what he or she needs to learn, and not what he or she already knows.

         The NETG course library is divided into four primary areas: Desktop Computing, Client/Server, Enterprise Systems (Mainframe) and Management and Professional Development. Desktop Computing courses including courses on personal computer operating systems (such as DOS, Microsoft Windows 3.x and 95, and Apple Macintosh), word processing applications (such as WordPerfect and Microsoft Word) and spreadsheet applications (such as Microsoft Excel and Lotus 1-2-3). Client/Server courses cover such areas as networking and communications, Novell NetWare, and Microsoft Windows development and support. Enterprise Systems (Mainframe) courses focus on mainframe operating environments and software. Management and Professional Development courses cover such topics as total quality management, interpersonal skills and customer service.

         In 1995, NETG introduced a number of courses to train individuals in new and updated technologies. For example, through NETG's relationship with Microsoft, NETG introduced a number of courses in Microsoft Windows 95 curriculum simultaneously with the release by Microsoft of Windows 95.

         Product Development. Historically, NETG has offered courses developed internally or acquired or licensed from various third-party product developers who were experts in their respective fields. Although the courses acquired through these methods were of high-quality, the many different developers created courses with different structures and styles. NETG strives to provide total training solutions to its customers; accordingly, a customer who licensed a number of NETG offerings may have received courses developed by a number of different developers (including NETG and its outside developers). In order to provide consistent course structure and style to customers who depend on NETG for training, NETG has refocused its development efforts so that, for 1996, over 200 NETG courses to be introduced during the year will have been developed internally or by one principal third-party course developer under the direction of NETG's internal product development organization, as compared to 1995 when NETG introduced only 32 courses that were developed internally. This will allow NETG to maintain high-quality products, but with a consistent structure and style to facilitate each user's ability to train in multiple subjects supported by NETG.

         In addition, to address the 1995 decline in customer renewals and significant new customers, NETG is focusing its 1996 development efforts on increasing its offerings in certification-focused, client/server computing, with over 100 client/server courses scheduled for introduction in 1996. New products include courses for client/server training for high demand products developed by such companies as Microsoft, Novell, Oracle and SAP. Also, throughout 1995, and again in 1996, in the ordinary course of business, NETG has removed and will remove from its product offerings courses that no longer reflect current technology or training methods.

         In 1995, NETG entered into an agreement with Microsoft Corporation to develop interactive technology- based training products for computer professionals seeking to become certified specialists for a variety of Microsoft products. The courses support the Microsoft Certified Systems Engineer and Microsoft Certified Solution Developer credentials. Also, in early 1996, NETG entered into an arrangement with Novell to develop multimedia training curriculum for Novell's Certified NetWare Engineer certification programs. NETG will design, develop and market self-study training courseware for Novell's NetWare network operating system and GroupWise messaging software, which courses will be certified by Novell as Novell Authorized Education products. NETG's relationships with companies such as Microsoft and Novell allow NETG to better access the large market of consumers and entities who use products produced by those companies, and allow NETG to introduce training courses concurrently with the release of new products.

         In 1995, NETG discontinued the operations of its Spectrum subsidiary, which developed custom training courses for businesses. Without Spectrum, NETG can focus development efforts on courses that may be marketed, licensed and distributed to a broad range of individuals and businesses, rather than incurring development expense for custom courses licensed and used by only one business.

         International Operations. NETG maintains its international headquarters in London, England. NETG's direct sales and marketing operations employ 150 persons, with 110 of those in England and the remainder in other European countries. NETG has product development centers in Germany, South Africa, India and Japan. In addition, NETG maintains an international network of distributors and agents in many other countries, including in a majority of the countries in the Middle East, each of the Scandinavian countries, many countries in Asia and Africa, Australia and New Zealand.

         NETG Sales Organization and Distribution Channels. NETG's revenues are generated primarily by its field sales force that focuses on large business and government organizations. Customers license NETG's products and libraries under agreements that, depending on the customer's needs, provide access to all or part of NETG's product lines on a limited or unlimited basis. In 1995, NETG initiated a distribution strategy focused on the channel of Microsoft-authorized education centers; in 1996, that channel will be expanded to include Novell-authorized education centers.

         NETG's customers are supported by NETG's Customer Assistance, located in Naperville, Illinois, which provides customers with toll-free order processing during business hours, and twenty-four hour, seven day per week technical assistance. Support analysts provide answers to software and hardware questions and assistance in the installation and ongoing use of courseware products. In addition, NETG has established a LAN-based call tracking and reporting system that allows support analysts to electronically track customer inquiries, problems and solutions for faster response time to customers.

         Also in 1995, NETG launched its worldwide web storefront, located at "http://www.netg.com," which includes a catalog of over 600 training products and multimedia course demonstrations. The catalog includes course descriptions, objectives, learning times, prerequisites, media choices and pricing.

         Competition. According to International Data Corp., in 1995 the total information technology training market worldwide was $12.8 billion. Eighty percent of that (more than $10 billion) is spent on overhead and internal training staff salaries. The remaining 20% ($2.8 billion) is divided into five outside expenditures categories of which approximately $.5 billion is computer based and multimedia materials, where NETG directly competes. NETG is one of the largest interactive multimedia training companies in this highly fragmented and competitive market.

         NETG competes in the training market on the factors of timeliness of new courses, instructional effectiveness, development alliances with key technology vendors (e.g. Microsoft, Novell), breadth of subject matter and delivery media, price and solution-oriented customer support. Overall, the Company believes that NETG is competitive on the basis of these factors. Other suppliers of media-based training with which NETG competes include CBT Systems, J3 Learning, DPEC, SRA (a division of McGraw Hill, Inc.) and, to a limited extent, hardware and software manufacturers.

            FINANCIAL INFORMATION ON THE COMPANY'S FOREIGN OPERATIONS

         The following table shows consolidated net revenues of the Company in foreign countries for 1995, 1994 and 1993 (for more detailed information, please see Note 15 to Consolidated Financial Statements beginning on page F-22 below). These revenues are derived principally from the foreign operations of ICS and
NETG:

(Dollars in thousands)                     1995            1994             1993
                                           ----            ----             ----
Net revenues outside the
   United States                         $65,231         $55,990          $58,642

Percent of consolidated
   net revenues                             25.2%           23.2%            26.2%

         Consolidated operating results are reported in U.S. dollars. Because the foreign subsidiaries of the Company conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into U.S. dollars. As the value of the U.S. dollar increases or decreases relative to these foreign currencies, the U.S. dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Therefore, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual revenues recorded in local currency.

         The Company's ability to continue operations outside of the Unites States or maintain the profitability of such operations is to some extent subject to control and regulation by the U.S. government and foreign governments. The Company's foreign operations are primarily located in the United Kingdom, Canada, Australia and Germany, which historically have controlled and regulated businesses in the same manner as the U.S..

                    DISCUSSION OF ADDITIONAL BUSINESS FACTORS

         RESEARCH AND DEVELOPMENT

         The amount spent during 1995, 1994 and 1993 on Company-sponsored research and development activities was approximately $23 million, $20 million and $22 million, respectively. In 1995, the Company continued to invest in research and development to ensure new product availability for future revenue generation. The Company spends substantial sums primarily in the development of new products at NETG and Steck-Vaughn, and curricula for ICS.

         SEASONALITY OF THE BUSINESS

         Steck-Vaughn's sales are higher in the third quarter of the year due to its customers purchasing products in anticipation of classes commencing in the fall. ICS' business is moderately seasonal with more students studying during the latter part of the year. NETG's business is seasonal due to the sales cycle from a disproportionate number of long-term, large contracts for NETG's products and services that are renewed in the fourth quarter of the year. There is no customer to whom sales are made in an amount that exceeds two percent or more of the Company's consolidated annual net revenues.

         ADDITIONAL INFORMATION

         Unearned future tuition revenue for ICS, which represents amounts estimated to be recognized as revenue in subsequent years as services and courseware are provided, is described in Note 12 to Consolidated Financial Statements on page F-19 below.

         Financial information for industry segments is described in Note 15 to Consolidated Financial Statements on page F-22 below.

         Compliance with federal, state or local provisions concerning the discharge of materials into the environment or otherwise relating to the protection of the environment had no material effect in 1995 on the Company's capital expenditures, earnings or competitive position.

         The Company employed approximately 2,000 persons worldwide as of February 29, 1996.

         DISCONTINUED OPERATIONS:  EDUCATION CENTERS

         Historically, in addition to ICS, Steck-Vaughn and NETG, the Company has conducted business through Education Centers. Education Centers had been one of the largest operators of private postsecondary schools in the U.S.; however, in 1993, it became more difficult for students at a number of locations, especially in urban areas, to obtain access to federally guaranteed student loans. Certain provisions of the Higher Education Act of 1992, as well as the Omnibus Budget Reconciliation Act, caused some lenders to terminate participation in federally guaranteed student loan programs. These difficulties prompted Education Centers to restructure its operations. Anticipating that decreased access to funding would result in further operating losses in some of its schools for the year ending December 31, 1993 and future years, in 1993 Education Centers elected to cease new student enrollments at 15 of its 48 schools (two of which later began again taking new enrollments). In 1994 Education Centers elected to cease new student enrollments at an additional 6 schools. Thereafter, in 1994, the Company determined to discontinue Education Centers' operations, and immediately pursue a strategy to sell off or otherwise dispose of Education Centers' operations.

         The Company's consolidated statement of operations for 1994 included a second quarter $40.0 million charge to write-down Education Centers' assets, to provide for estimated gains/losses on the sale of certain Education Centers' schools, and to provide for the estimated costs of closing and teaching-out certain Education Centers' schools. In addition, in 1994, the Company recorded a $9.4 million operating loss from Education Centers' discontinued operations. In 1995, Education Centers consummated seven separate transactions, ranging from the sale of one school to the sale of sixteen schools, such that, as of December 31, 1995, Education Centers had disposed of substantially all of its operations. For further information, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," starting on page 15 below.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table provides information regarding executive officers of the Company, including their ages as of February 29, 1996:

 Name, Age and Title:                        Five-Year Business Experience:

David C. Jones (74)                Chairman of the Board since July 1989. Acting
Chairman of the Board              Chief Executive Officer from July 1989 to
                                   April 1990. Consultant and lecturer since
                                   July 1982. Chairman of the Joint Chiefs of
                                   Staff from June 1978 through June 1982.
                                   Member of the Board of Advisors for SRA
                                   International, Inc., an information
                                   technology company. Chairman of the Board of Advisors of the National Civilian Community
                                   Corps.

Sam Yau (47)                       President, Chief Executive Officer and a
President and Chief                Director of the Company since May 1995. Chief
Executive Officer                  Operating Officer of Advacare, Inc., a
                                   medical management company, from May 1993 to November 1994. Senior Vice President of
                                   Finance and Administration for Archive
                                   Corporation (now part of Seagate
                                   Technologies, Inc.), a computer storage
                                   (tape) company, from May 1987 to May 1993.
                                   Director of Steck-Vaughn Publishing
                                   Corporation and Milcom International, Inc.

Philip C. Maynard (41)             Vice President, Secretary and General Counsel
Vice President, Secretary and      since February 1994. General Counsel of
General Counsel                    Orchids Paper Products Company from February
                                   1993 through January 1994. Chief Executive
                                   Officer and Director of McClellan Development from April 1989 to May 1992; Principal and
                                   Director until February 1993. General Partner of Urland, Morello, Dunn & Maynard law practice from February 1985 to April 1989.

Keith K. Ogata (41)                Vice President, Chief Financial Officer and
Vice President, Chief              Treasurer since April 1991. Vice President
Financial Officer and              and Treasurer from April 1989 to April 1991.
Treasurer                          Treasurer since January 1987.

ITEM 2.           PROPERTIES.

         (a) The Company's corporate headquarters are located in leased facilities aggregating 40,000 square feet in Irvine, California, which lease expires in May 1996; the Company is relocating to 18,000 square feet of leased facilities also in Irvine, California, effective April 1996.

         (b) The Company owns real property in Scranton, Pennsylvania, for the principal offices of ICS. This building consists of 120,000 square feet of space on 14.3 acres of land.

         (c) The Company owns an 82,000 square foot building on approximately 31 acres of land in Ransom, Pennsylvania for an ICS warehouse.

         (d) The Company owns the land and building serving as the warehouse for Steck-Vaughn Company. The building, located in Austin, Texas on approximately 13 acres of land, contains 101,000 square feet of space.

         (e) The Company has approximately 34 leases for its operating units and offices, including the following: NETG's headquarters in Naperville, Illinois - approximately 72,000 square feet; and Steck-Vaughn's headquarters in Austin, Texas - approximately 31,000 square feet.

         Overall, the Company's properties are suitable and adequate for the Company's needs.

ITEM 3.    LEGAL PROCEEDINGS.

         In the ordinary course of business, the Company is generally subject to claims, complaints and legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial position of the Company. However, in the opinion of management, such matters are not expected to have a material adverse effect on the financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS.

         The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low market prices for the Company's stock during each quarter for the last two years are as follows:

                                 1995                              1994
                                 ----                              ----
                        High              Low               High           Low
                        ----              ---               ----           ---
First Quarter         $ 4 5/8           $ 2 1/2           $ 7 3/8        $ 6
Second Quarter          5 3/4             3 1/8             6 5/8          4 7/8
Third Quarter           8 3/8             4 7/8             5 3/4          4 7/8
Fourth Quarter          8 3/4             6 3/8             5 1/8          3 3/4

         The number of stockholders of record of the Company's Common Stock as of February 29, 1996 was 2,552. The number of record holders is based upon the actual number of holders registered on the stock transfer books for the Company at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

         No cash or stock dividends have been declared or paid on the Company's Common Stock during 1995 or 1994. The Company has no present intent to pay cash dividends; in addition, the Company's Credit Agreement with its lending institutions restricts the payment of cash dividends.

Item 6.  Selected Financial Data

                 National Education Corporation and Subsidiaries

                         FIVE YEAR FINANCIAL HIGHLIGHTS

(amounts in thousands, except per share amounts)                        1995         1994         1993         1992          1991
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                         $ 258,598    $ 241,614    $ 224,172    $ 218,269     $ 233,670
                                                                     --------------------------------------------------------------
Income (loss) before amortization of acquired intangible assets, amortization of prior period deferred marketing, unusual items, nonoperating items, gain on sale of stock, income tax provision
  (benefit) and minority interest                                    $   4,456    $   7,567    $   1,544    $   4,190     $  16,797
   Amortization of acquired intangible assets                            1,602        1,824        4,605        5,936         6,253
   Amortization of prior period deferred marketing                       1,470       19,836         --           --            --
   Unusual items, net*                                                  81,730         --          9,232        2,506          --
   Other nonoperating expenses, net                                      5,722        2,610        3,025        5,141         8,627
   Gain on sale of stock                                                  --         (3,247)     (21,120)        --            --
   Income tax provision (benefit)                                         --           (555)      (4,889)      (3,109)        2,415
   Minority interest                                                     1,155        1,192          599         --            --
                                                                     --------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               (87,223)     (14,093)      10,092       (6,284)         (498)
   Income (loss) from discontinued operations                             --         (9,420)     (19,757)       6,799         5,988
   Loss on disposal of discontinued operations                            --        (40,032)        --           --            --
                                                                     --------------------------------------------------------------
NET INCOME (LOSS)                                                    $ (87,223)   $ (63,545)   $  (9,665)   $     515     $   5,490
                                                                     --------------------------------------------------------------

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:

   Primary earnings (loss) per share                                 $   (2.73)   $    (.48)   $     .34    $    (.21)    $    (.02)
                                                                     --------------------------------------------------------------
   Fully diluted earnings (loss) per share                           $   (2.73)   $    (.48)   $     .32    $    (.21)    $    (.02)
                                                                     --------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                                            $   (2.73)   $   (2.14)   $    (.32)   $     .02     $     .18
                                                                     --------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

   Primary                                                              31,893       29,640       29,855       30,296        30,116
   Fully diluted                                                        38,025       36,940       34,855       37,596        36,818
SELECTED FINANCIAL INFORMATION

   Cash and investment securities                                    $  23,868    $  28,130    $  54,846    $  59,464     $  23,250
   Total assets                                                        185,262      270,245      325,005      334,881       331,612
   Capital expenditures, including capital leases                        7,781        8,442        8,503        6,784         3,419
   Total debt                                                           78,671       90,290       80,657       82,128        80,839
   Stockholders' equity                                                  7,481       73,016      136,233      151,930       153,456
   Total debt-equity ratio                                              10.5-1        1.2-1         .6-1         .5-1          .5-1
                                                                     --------------------------------------------------------------

     *See Notes to Consolidated Financial Statements for discussion of the unusual items, acquisitions and discontinued operations.

     Effective January 1, 1994, the Company changed its method of accounting for advertising and other deferred marketing costs. See Note 1 to Consolidated Financial Statements for further discussion.

     No cash dividends were declared in any of the above periods.

Item 6.  Selected Financial Data

                 National Education Corporation and Subsidiaries

Effective in the fourth quarter of 1995, the Company changed its method of accounting for inventory at Steck-Vaughn from LIFO to FIFO. The effect of the accounting change for 1995 was to decrease net loss by $1,102,000 or $.03 per share. The effects of this change, which was accounted for by retroactively restating prior period financial statements, were as follows:

                                                       Year Ended December 31,
                                                    -----------------------------
(amounts in thousands, except per share amounts)    1994    1993     1992    1991
---------------------------------------------------------------------------------
Adjustment to net income                            $380    $(46)    $--     $131
Adjustment to earnings (loss) per share              .01      --      --       --

The net income effect for 1993 includes a reduction of the gain on sale of Steck-Vaughn stock of $140,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 National Education Corporation and Subsidiaries

This Management's Discussion and Analysis contains condensed consolidated statements of operations followed by financial data on the operating results of the major segments of business. Following a summary discussion of the consolidated results of operations are financial data by operating segment and a discussion of the results of each operating segment.

                                                                             Year Ended December 31,
                                                                     -------------------------------------
          (dollars in thousands)                                        1995          1994          1993
          ------------------------------------------------------------------------------------------------
          NET REVENUES:
             ICS Learning Systems                                    $ 143,021     $ 122,815     $ 101,319
             Steck-Vaughn Publishing                                    58,226        53,608        53,156
             NETG                                                       54,350        61,937        68,259
             Other                                                       3,001         3,254         1,438
                                                                     -------------------------------------
          TOTAL NET REVENUES                                         $ 258,598     $ 241,614     $ 224,172
                                                                     -------------------------------------
          OPERATING INCOME (LOSS):
             ICS Learning Systems before amortization and unusual
               items                                                 $  13,628     $  15,909     $  21,368
                Amortization of prior period deferred marketing         (1,470)      (19,836)         --
                                                                     -------------------------------------
             ICS Learning Systems before unusual items                  12,158        (3,927)       21,368
               Unusual items                                            (4,549)         --            --
                                                                     -------------------------------------
             ICS Learning Systems                                        7,609        (3,927)       21,368
             Steck-Vaughn Publishing before unusual items               10,469        10,459        13,074
               Unusual items                                              (970)         --            --
                                                                     -------------------------------------
             Steck-Vaughn Publishing                                     9,499        10,459        13,074
                                                                     -------------------------------------
             NETG before unusual items                                 (15,375)      (13,993)      (25,950)
               Unusual items                                           (74,567)         --          (9,232)
                                                                     -------------------------------------
             NETG                                                      (89,942)      (13,993)      (35,182)
             Other                                                         764           (50)         (657)
                                                                     -------------------------------------
          TOTAL SEGMENT OPERATING LOSS                                 (72,070)       (7,511)       (1,397)
             General corporate expenses                                 (6,632)       (6,582)      (10,896)
             Interest expense                                           (8,650)       (6,336)       (5,723)
             Investment income                                           2,621         3,234         2,560
             Unusual items                                              (1,644)         --            --
             Other income, net                                             307         3,739        21,258
                                                                     -------------------------------------
          INCOME (LOSS) BEFORE TAX BENEFIT, MINORITY INTEREST AND
           DISCONTINUED OPERATIONS                                     (86,068)      (13,456)        5,802
             Tax benefit                                                  --            (555)       (4,889)
                                                                     -------------------------------------
          INCOME (LOSS) BEFORE MINORITY INTEREST AND DISCONTINUED
           OPERATIONS                                                  (86,068)      (12,901)       10,691
             Minority interest                                           1,155         1,192           599
                                                                     -------------------------------------
          INCOME (LOSS) FROM CONTINUING OPERATIONS                     (87,223)      (14,093)       10,092
             Discontinued operations                                      --         (49,452)      (19,757)
                                                                     -------------------------------------
          NET LOSS                                                   $ (87,223)    $ (63,545)    $  (9,665)
                                                                     -------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

DETAILED SEGMENT OPERATING RESULTS:

(dollars in thousands)                                            Year Ended December 31, 1995
-----------------------------------------------------------------------------------------------------------------
                                                                    ICS        Steck-
                                                                 Learning      Vaughn
                                                     Total        Systems    Publishing      NETG         Other
                                                  ---------------------------------------------------------------
NET REVENUES                                      $ 258,598     $ 143,021    $  58,226    $  54,350     $   3,001

COSTS AND EXPENSES:
   Contract course materials and service costs       73,003        51,667         --         19,691         1,645
   Publishing costs and materials                    14,867          --         14,867         --            --
   Product development                               23,026         3,632        8,901       10,493          --
   Selling and promotion                            111,112        63,770       18,738       28,165           439
   General and administrative                        25,502        10,210        4,451       10,707           134
   Amortization of prior period deferred
    marketing                                         1,470         1,470         --           --            --
   Amortization of acquired intangible assets         1,602           114          800          669            19
   Unusual items                                     80,086         4,549          970       74,567          --
                                                  ---------     ---------    ---------    ---------     ---------
SEGMENT OPERATING INCOME (LOSS)                   $ (72,070)    $   7,609    $   9,499    $ (89,942)    $     764
                                                  ---------     ---------    ---------    ---------     ---------

(dollars in thousands)                                             Year Ended December 31, 1994
------------------------------------------------------------------------------------------------------------------
                                                                   ICS         Steck-
                                                                 Learning      Vaughn
                                                     Total       Systems     Publishing       NETG         Other
                                                  ----------------------------------------------------------------
NET REVENUES                                      $ 241,614     $ 122,815     $  53,608    $  61,937     $   3,254

COSTS AND EXPENSES:
   Contract course materials and service costs       60,428        36,708          --         21,429         2,291
   Publishing costs and materials                    13,595          --          13,595         --            --
   Product development                               19,934         3,556         7,627        8,751          --
   Selling and promotion                            111,058        59,592        17,472       33,627           367
   General and administrative                        22,450         6,962         4,069       10,786           633
   Amortization of prior period deferred
    marketing                                        19,836        19,836          --           --            --
   Amortization of acquired intangible assets         1,824            88           386        1,337            13
                                                  ----------------------------------------------------------------
SEGMENT OPERATING INCOME (LOSS)                   $  (7,511)    $  (3,927)    $  10,459    $ (13,993)    $     (50)
                                                  ----------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

(dollars in thousands)                                             Year Ended December 31, 1993
-----------------------------------------------------------------------------------------------------------------
                                                                   ICS        Steck-
                                                                 Learning     Vaughn
                                                     Total       Systems    Publishing       NETG         Other
                                                  ---------------------------------------------------------------
NET REVENUES                                      $ 224,172     $ 101,319    $  53,156    $  68,259     $   1,438

COSTS AND EXPENSES:
   Contract course materials and service costs       57,332        29,675         --         26,895           762
   Publishing costs and materials                    12,721          --         12,721         --            --
   Product development                               22,328         2,006        6,723       13,599          --
   Selling and promotion                             93,046        41,989       16,279       34,250           528
   General and administrative                        26,305         6,248        4,144       15,121           792
   Amortization of acquired intangible assets         4,605            33          215        4,344            13
   Unusual items                                      9,232          --           --          9,232          --
                                                  ---------------------------------------------------------------
SEGMENT OPERATING INCOME (LOSS)                   $  (1,397)    $  21,368    $  13,074    $ (35,182)    $    (657)
                                                  ---------------------------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS:

Revenues of $258,598,000 for the year ended December 31, 1995 were $16,984,000 or 7.0% higher than revenues of $241,614,000 in the prior year. The increase is due to revenue growth at the ICS Learning Systems and Steck-Vaughn segments partially offset by a reduction in the NETG segment. For the year ended December 31, 1995, the Company recorded a net loss of $87,223,000 or $2.73 per share principally due to $81,730,000 of unusual items related to restructure charges and write-downs of intangible assets at NETG; severance payment to the former CEO at Corporate; write-off of computer course hardware and related costs at ICS; and settlement of litigation at Steck-Vaughn. These unusual charges were partially offset by an unusual credit for payment received to settle litigation at NETG. This compares with a loss from continuing operations of $14,093,000 or $.48 per share for the year ended December 31, 1994. The 1994 results of operations were restated to reflect a change at Steck-Vaughn from the LIFO to the FIFO method of accounting for inventories. This change decreased the net loss by $1,102,000 or $.03 per share and $380,000 or $.01 per share for 1995 and 1994, respectively. Excluding the impact of unusual items in 1995 and the amortization of prior period deferred marketing as a result of the adoption of the SOP in 1994 as discussed below results in net loss of $5,493,000 ($.17 per share) and income from continuing operations of $5,743,000 ($.16 per share on a fully diluted basis) for the years ended December 31, 1995 and 1994, respectively.

The 1994 results were unfavorably impacted by the adoption of AICPA Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs". The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. In the fourth quarter of 1994, the Company adopted the SOP at its ICS Learning Systems subsidiary effective January 1, 1994. In adopting the SOP in 1994, ICS' total advertising, selling and promotion costs were expensed as incurred rather than deferred and amortized as in prior periods. Furthermore, the transition rules of the SOP required amortization of the deferred balances existing as of the beginning of the year in accordance with the Company's previous accounting policy. The SOP does not permit restatement of prior periods. The effect of the transition rules is to reflect as an expense in the year of adoption (1994) both the current year's advertising, selling and promotion costs, and the amortization of balances deferred as of the beginning of the year. Adoption of the SOP in 1994 resulted in a charge of $27,410,000 ($21,181,000 after tax or $.72 per share). The charge consists of two components. First, a charge of $19,836,000 resulted from the amortization of the deferred marketing balance as of December 31, 1993 into 1994. Second, a charge of $7,574,000 resulted from increased

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED:)

selling and promotion spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy. For comparative purposes only, assuming the Company had adopted the SOP effective January 1, 1993, income before taxes would have decreased $3,411,000 ($2,251,000 after tax or $.08 per share) in 1993. The Company's advertising and promotion expenses, excluding the amortization of prior period deferred marketing, were $59,073,000, $56,301,000 and $44,032,000 for the years ended December 31, 1995,
1994 and 1993, respectively.

The 1994 results were also negatively impacted by a $40,032,000 charge ($1.35 per share) related to the planned disposition of the Education Centers subsidiary. Effective June 30, 1994, the Company adopted a plan to dispose of the Education Centers subsidiary. The charge was to write-down assets, provide for estimated gains/losses on the sale of certain schools and to provide for the estimated costs of closing and teaching-out certain schools. The revenues and expenses of the Education Centers have been netted out and segregated as discontinued operations in the statements of operations for 1994 and prior. In 1995, the Company substantially completed the sale, closure and teach-out of the schools within the estimated loss amount previously provided in the financial statements.

General corporate expenses of $6,632,000 were essentially flat with the prior year. Investment income decreased $613,000 and interest expense increased $2,314,000 as the Company sold investments and increased borrowings to meet cash needs.

Effective September 11, 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 shares of the Company's common stock. As a result of this conversion, interest expense will be lower in future periods by $2,000,000 on an annual basis; however, the additional shares outstanding will have a potential dilutive impact on earnings per share. The conversion was actually anti-dilutive for the fourth quarter of 1995. If the conversion had not occurred loss per share for the fourth quarter would have been $.11 compared to the reported loss per share of $.08, and the loss per share for the full year would have been $2.89 compared to the $2.73 reported.

The Company's businesses tend to be seasonal in nature with most of the revenue historically being recognized in the latter half of the year. Accordingly, commencing in 1995, a portion of the selling and marketing costs incurred during interim periods is capitalized and fully amortized within the calendar year to better match the expenses with when the revenue is recognized. The quarterly results of operations for 1995 presented in Note 16 of the Notes to Consolidated Financial Statements were restated to reflect the interim deferral of these costs. Accounting principles, however, do not permit restated quarterly results of operations for 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

ICS LEARNING SYSTEMS:

Set forth below are key indices which aid in understanding the results of operations of ICS Learning Systems.

                                                                 Year Ended December 31,
                                                            --------------------------------
          (dollars in thousands)                               1995        1994       1993
          ----------------------------------------------------------------------------------
          REVENUES:
          Traditional Distance Education - Domestic         $ 85,224    $ 69,464    $ 55,455
          Traditional Distance Education - International      43,983      40,868      39,523
          Industrial and Business                              7,963       7,414       6,341
          MicroMash                                            5,851       5,069        --
                                                            --------------------------------
             Total Revenues                                 $143,021    $122,815    $101,319
                                                            --------------------------------
          Traditional Business:
             New Enrollments:
              Domestic                                       276,727     249,273     187,780
              International                                  115,226     123,616     124,003
                                                            --------------------------------
             Total New Enrollments                           391,953     372,889     311,783
                                                            --------------------------------
             Gross Enrollment Value (GEV):
              Domestic                                      $180,102    $143,959    $130,240
              International                                   75,707      68,981      68,272
                                                            --------------------------------
             Total GEV                                      $255,809    $212,940    $198,512
                                                            --------------------------------
             Selling and Promotion Spending:
              Domestic                                      $ 41,001    $ 36,287    $ 26,735
              International                                   17,312      15,860      14,027
                                                            --------------------------------
             Total Selling and Promotion Spending           $ 58,313    $ 52,147    $ 40,762
                                                            --------------------------------
             Unearned Gross Future Tuition Revenue          $153,489    $163,050    $126,167
                                                            --------------------------------

ICS - 1995 COMPARED TO 1994:

Revenue for 1995 of $143,021,000 increased $20,206,000 or 16.5% compared to $122,815,000 in the prior year. Revenue increased in all areas with most of the increase in the traditional domestic operations. Traditional domestic revenue increased $15,760,000 or 22.7%. This increase in traditional domestic revenue was due to approximately 61,000 more students carried in from the prior year plus a domestic enrollment increase of 27,454 students (an 11.0% increase). The increased revenue is due to more enrollments through increased telesales efforts, as well as higher selling and promotion expense which yielded more enrollments. Telesales have proven to be a very cost effective marketing method resulting in a higher conversion rate of inquiries to enrollments and typically resulting in more tuition down payment than other marketing methods. Industrial and Business revenue increased $549,000 or 7.4%. MicroMash revenues grew $782,000 or 15.4% due to overall business growth.

International revenue of $43,983,000 increased $3,115,000 or 7.6%. The increase in international revenue was due primarily to stronger enrollments in Canada (4.2% increase) and International Mail Sales (IMS - 7.7% increase), better collections in Australia/New Zealand and higher per unit course revenue as a result of a higher mix of PC based course sales. Overall international enrollments were down 6.8% due primarily to 14.8% fewer enrollments in the U.K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

ICS - 1995 COMPARED TO 1994 (CONTINUED:)

Operating income increased from a loss in 1994 of $3,927,000 to income of $7,609,000. The 1994 loss included $19,836,000 amortization of prior period deferred marketing costs pursuant to SOP 93-7 and the 1995 results included $1,470,000 of this amortization. Also, the 1995 results included a $4,549,000 unusual item write-off of course computer hardware and related costs. Excluding the amortization impact and the unusual item, the operating income was $13,628,000 (9.5% operating income margin) and $15,909,000 (13.0% operating income margin) for 1995 and 1994, respectively. This decrease in operating income and margin is due primarily to higher contract course materials and service costs of $14,959,000 (representing an erosion in operating margin of 6.2 percentage points) and increased general and administrative expenses of $3,248,000 (representing an erosion in operating margin of 1.4 percentage points). Despite the increase in selling and promotion expenses of $4,178,000, these expenses as a percentage of revenues improved 3.9 percentage points.

The increase in course service costs is due to increased enrollments and a higher mix of computer training courses which included computer hardware. Course service costs also increased due to higher servicing/distribution costs in an effort to provide better customer service. The increase in selling and promotional expense is principally due to increased telesales and advertising and promotional spending, which resulted in 19,064 more enrollments, $42,869,000 increase in gross enrollment value and $20,206,000 more revenue.

The increase in general and administrative expense is mostly due to higher outside service charges for the mainframe computer usage, increased computer programming costs to convert and integrate new information systems and lower 1994 expenses resulting from favorable insurance loss experience.

Prior to September 15, 1995, ICS offered computer courses which included the sale to the student of a computer which, after shipment, was recorded as an asset and amortized over the projected twelve month period of the remaining course payments. Subsequent to September 15, 1995, the Company changed the manner in which computer training courses were marketed, no longer including the computer hardware with such courses. In the fourth quarter of 1995, the Company reviewed the realizability of the carrying value of the computer and related assets and determined that a portion of the capitalized balance for computers related to enrollments for which there was no further revenue to be recognized. As a result, the Company recorded a write-down of the unamortized balance of computers and other related costs of $4,549,000 ($.14 per share), which is reflected as an unusual item. In addition, the Company reduced the period over which the computers are amortized to six months.

Domestic gross enrollment value increased $36,143,000 or 25.1% due to the increase in new enrollments and a higher value per course due to the higher priced computer courses prior to September 15, 1995. International gross enrollment value increased $6,726,000 or 9.8% due to the increased enrollments in Canada and IMS and the change in mix to higher priced PC courses. Unearned future tuition revenue decreased $9,561,000 or 5.9% principally because effective September 15, 1995, the Company unbundled sales of computer hardware from the computer courses and lowered the price of the course to reflect the elimination of the computer from the course. Following this unbundling, enrollments in computer courses dropped in the fourth quarter. Based upon previous experience, approximately 45% of the unearned future tuition revenue was ultimately recognized into revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

STECK-VAUGHN PUBLISHING - 1995 COMPARED TO 1994:

                                          Year Ended December 31,
                                         -------------------------
          (dollars in thousands)           1995     1994    1993
          --------------------------------------------------------
          REVENUES:
          Elementary/High School         $34,971  $31,578  $29,377
          Adult Education                 12,677   12,934   13,817
          Library                         10,578    9,096    9,962
                                         -------  -------  -------
            Total Revenues               $58,226  $53,608  $53,156
                                         -------  -------  -------

Revenues of $58,226,000 increased $4,618,000 or 8.6% from revenues of $53,608,000 in the prior year. Revenue growth was supported by general price increases of 10.1% and 5.7% effective September 1, 1995 and 1994, respectively. Operating income for 1995 was $9,499,000 compared to operating income of $10,459,000 in 1994. The decrease in operating income is due entirely to the unusual item charge of $970,000 or $.03 per share for settlement of litigation. Excluding this unusual item, operating income for 1995 would have been $10,469,000 (18.0% operating income margin) as compared to $10,459,000 (19.5%
operating income margin) in 1994.

Revenue growth stemmed from the elementary and library markets. The elementary/high school market, up $3,393,000 or 10.7% was bolstered by strong sales from basic skills products in spelling, math and reading. The Company's testing and assessment products also boosted sales, enhanced by the Berrent Publications product line purchased in November 1994.

Library sales of $10,578,000, up 16.3%, were stimulated by the Company's strong list of new titles, as well as new exclusive distribution agreements with Larouse Kingfisher Chambers, Inc. and Abdo & Daughters. Adult sales were down $257,000 or 2.0% due to continued federal budget constraints reducing the funding for adult education. The Company purchased the product line of Educational Development Laboratories, Inc. (EDL) in October 1995 to strengthen its adult product offerings.

Publishing costs and materials of $14,867,000 increased $1,272,000 or 9.4%, but remained relatively constant as a percentage of revenues. Manufacturing costs rose due to the increased cost of paper and the increased sales of library titles to wholesalers at their typical discounted prices. The Company's price increase offset much of the increase in paper cost. Royalty expense declined as a percentage of revenues due to the acquisition of product lines with lower royalty costs and the addition of the new library lines through distribution arrangements rather than internal development.

In 1995, Steck-Vaughn changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The new method was adopted to provide a better means of matching current costs with current revenues, as the company aggressively pursues its plan to reduce its current operating inventory levels while increasing inventory turnover. In addition, commencing in late 1995 and continuing into 1996, paper prices declined. Management expects this trend to continue. The financial statements of all prior years have been restated to apply the method retroactively. The effect of this change was to increase Steck-Vaughn's 1994 operating income by $1,326,000 and $754,000 for 1995 and 1994, respectively.

Product development expense of $8,901,000 increased $1,274,000 or 16.7% as the Company continued to augment its product offerings with new and revised titles. Of particular interest is the revision of two major series scheduled for release in 1996: the 53-volume Portrait of America series and the 24-volume Raintree Illustrated Science Encyclopedia. The acquisitions of Berrent Publications and EDL, whose separate development offices were retained, also contributed to the increase.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

STECK-VAUGHN PUBLISHING - 1995 COMPARED TO 1994 (CONTINUED:)

Selling and promotion expense of $18,738,000 increased $1,266,000 or 7.2%, but as a percentage of revenues was down slightly. In nominal terms, expenses rose due to increased commissions on the higher sales volume. Partially offsetting the increased costs were some cost reductions achieved through a slight reduction in the field sales force and an 18% reduction in the telemarketing sales force.

General and administrative costs were higher due to increased headcount, enhancement of MIS capabilities and nonrecurring insurance credits in 1994. Amortization of acquired intangible assets increased as a result of the three acquisitions made in the last fourteen months.

NETG:

                                         Year Ended December 31,
                                      -----------------------------
            (dollars in thousands)     1995       1994       1993
            -------------------------------------------------------
            REVENUES:
            Domestic                  $26,129    $36,564    $39,144
            Spectrum                    1,618      5,247      5,266
            International              26,603     20,126     23,849
                                      -----------------------------
              Total Revenues          $54,350    $61,937    $68,259
                                      -----------------------------

NETG - 1995 COMPARED TO 1994:

Revenues for NETG were $54,350,000, a decrease of $7,587,000 or 12.2% from the $61,937,000 in 1994. Domestic revenues of $26,129,000 decreased $10,435,000 or
28.5% from the prior year due to decrease in customer renewals and the absence of significant new customers. The decrease in customer renewals and significant new customers in the domestic operation is due in part to the absence of a full line of client/server training products that is now in such demand in the multimedia training marketplace. During 1995, NETG introduced 32 internally developed products in the marketplace, most of which were in the desktop computer training area. In order to stem the revenue decline and grow the business in the future, NETG will introduce approximately 200 internally developed training courses in 1996, of which approximately 110 will be in the client/server training area.

Spectrum revenue for 1995 was $1,618,000, or $3,629,000 lower than in 1994 because the Company began the process to discontinue Spectrum's product line in June 1995.

International revenue of $26,603,000 increased $6,477,000 or 32.2% from the prior year primarily in the U.K. and Germany. The increase in the U.K. was due to increased renewals and new business in 1995. The improved results were attributable to an experienced management team together with effective sales and marketing strategies implemented in 1994, particularly in Product License and Consulting/Multimedia products. The increase in revenues in Germany is mostly due to increased training revenue in SAP R/3 products, as well as increased revenue due to a program whereby the government subsidizes certain private sector training.

Operating loss of NETG increased from $13,993,000 in 1994 to $89,942,000 in 1995 due primarily to net unusual items of $74,567,000 related to the restructuring of NETG ($30,604,000), write-off of goodwill ($47,509,000) and an unusual credit ($3,546,000) which resulted from a favorable legal arbitration award.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

NETG - 1995 COMPARED TO 1994 (CONTINUED:)

Course service costs of $19,691,000 were $1,738,000 or 8.1% lower than the prior year. This is due to the lower volume of domestic business, as well as the savings from the reorganization of the business, offset partially by an increase in instructor led training costs as a result of the revenue growth in that area and an increase in material costs and royalty costs due to revenue growth in the International market. Also the provision for doubtful accounts increased by $1,300,000 in International operations.

Product development costs of $10,493,000 increased $1,742,000 or 19.9% due to an increase in product development of client/server training courses, of which $3,500,000 was expensed in December of 1995 as part of the project to produce approximately 110 client/server products to be delivered in the last half of 1996. This increase was partially offset by headcount and related savings due to the restructuring, as well as discontinuance of the Spectrum products.

Selling and promotion expense of $28,165,000 decreased $5,462,000 or 16.2% due to lower headcount, fewer sales offices, reduced promotional spending and lower commission expense due to the lower revenue and the restructuring in June 1995. The decrease was partially offset by increased costs in international and distributor channels due to the higher revenue levels.

General and administrative expenses of $10,707,000 were $79,000 or 0.7% lower than in 1994. Amortization of acquired intangible assets was $668,000 or 50.0% lower than the prior year as the intangible assets were written-off in June 1995 as further explained below.

In 1995, NETG recorded $74,567,000 of net unusual item charges which are explained below. NETG experienced significant operating losses over the past several years in an environment of substantial changes in training related to information systems and technology. As a result of continuing losses through the second quarter of 1995, management concluded that NETG could not return to profitability in the foreseeable future without significant changes in its operating structure and business direction. Consequently, the Company resolved to significantly lower the overall cost structure while focusing on specific training areas to permit NETG to return to profitability. Accordingly, the Company approved a restructuring plan for NETG in June 1995 to discontinue certain product lines and to reorganize its sales and marketing efforts to enhance its channels of distribution. This restructure plan resulted in a nonrecurring charge of $28,652,000 ($.90 per share). In the fourth quarter of 1995, NETG further reduced its organization in Germany and recorded a restructure charge of $1,952,000 ($.06 per share). No tax benefits were provided on these charges. The charges include severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products and other restructuring related items such as charges related to canceled contracts and agreements. These restructure actions are expected to reduce annual operating expenses by $15,000,000.

In the second quarter of 1995, as a result of the changes at NETG, the Company revised NETG's financial projections. Based upon this estimate of the future results of operations, the estimated net cash flows over the remaining life of NETG's intangible assets (goodwill) are less than the net book value of the goodwill at June 30, 1995 and under the provisions of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets", the Company estimated the fair value of its investment in NETG by discounting estimated future net cash flows at a rate commensurate with the related risk. Based upon this analysis, management believes NETG to have only a nominal fair value such that the goodwill balance of $42,719,000 ($1.34 per share) related to the Company's 1986 acquisition of what is now NETG was written-off during the second quarter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

NETG - 1995 COMPARED TO 1994 (CONTINUED:)

Additionally, in the second quarter, the Company discontinued the operations of Spectrum, a subsidiary of NETG which provided primarily custom developed training to businesses. As a result, the Company recorded the assets and liabilities of Spectrum at their fair value and recorded a write-off of goodwill in the amount of $4,790,000 ($.15 per share) during the second quarter. Spectrum's operating losses before amortization of intangibles and unusual items, were $1,433,000 and $1,125,000 for 1995 and 1994, respectively.

During the fourth quarter of 1995, a legal dispute with a third-party author for NETG was settled in the Company's favor. The Company recorded a gain to the extent payment was received. A portion of the settlement in the amount of $1,343,000 is held in escrow pending the outcome of various legal issues. The gain was partially offset with other minor legal settlements which involved parties related to the third party author resulting in a net unusual credit of $3,546,000.

OTHER:

Revenues from National Education International (NEI) which provides training services to foreign governments primarily in the Middle East, of $3,001,000 were up slightly from the prior year. This increase was more than offset by a $327,000 decrease in other revenue from 1994 due to revenues from the investment in an entity which was sold in 1994.

During the second quarter of 1995, an unusual charge was recorded in the amount of $1,644,000 ($.05 per share) at NEC Corporate primarily for severance related payments to the former chief executive officer and corporate expenses related to the restructuring of NETG.

Operating results of ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as previously discussed. Foreign currency gains of $307,000 were recorded during 1995 compared to gains of $492,000 in 1994. The current year currency gains primarily resulted from the rise in the exchange rates of the British pound and the German mark and their effect on the U.S. dollar denominated current intercompany balances at NETG-U.K. and NETG-Germany payable to the U.S. operations.

1994 COMPARED TO 1993:

CONSOLIDATED RESULTS OF OPERATIONS:

Revenues of $241,614,000 for the year ended December 31, 1994 were $17,442,000 or 7.8% higher than revenues of $224,172,000 in the prior year. Loss from continuing operations was $14,093,000 or $.48 loss per fully diluted share compared to income from continuing operations of $10,092,000 or $.32 per fully diluted share in 1993. Net loss of $63,545,000 or $2.14 loss per share compared to net loss of $9,665,000 or $.32 loss per share in 1993.

The 1994 results were restated to reflect Steck-Vaughn changing from the LIFO to the FIFO basis of accounting for inventories. This change decreased net loss by $380,000 ($.01 per share) in 1994 and increased net loss by $46,000 ($.00 per share) in 1993. The 1994 results were negatively impacted by the adoption of the SOP discussed earlier. The SOP did not allow the restatement of the 1993 results. The 1994 results were also unfavorably impacted by the $40,032,000 charge ($1.35 per share) related to the discontinuance of the Education Centers subsidiary referred to earlier.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED:)

Increased revenues from continuing operations related to ICS, Steck-Vaughn and National Education International were partially offset by reduced revenues at NETG. The decline in income from continuing operations of $24,185,000 was due to the 1994 adoption of the SOP discussed above, and a nonrecurring 1993 after tax gain of $21,120,000 ($.71 per share) resulting from an initial public offering of 2,668,000 shares of Steck-Vaughn Publishing Corporation common stock partially offset by the 1993 unusual charge of $9,232,000 ($6,558,000 after tax or $.22 loss per share) recorded at NETG for the write-down of certain acquired intangible assets. Excluding the effects of the net unusual items, income from continuing operations in 1994 was favorably impacted by reduced operating losses at NETG and a gain on sale of a partnership interest of a start-up operation in the amount of $3,247,000 ($2,143,000 after tax or $.07 per share). The net loss was primarily related to the loss from discontinued operations and the loss on disposal of discontinued operations of the Education Centers totaling $49,452,000 in 1994. The loss from discontinued operations decreased from the prior year due to the nonrecurring unusual charge of $23,626,000 ($16,363,000 after tax or $.55 loss per share) resulting from a restructuring charge for the write-down of certain assets and the estimated costs of closing the 14 schools announced in the third quarter of 1993.

ICS LEARNING SYSTEMS:

ICS Learning Systems revenues of $122,815,000 increased $21,496,000 or 21.2% from revenues of $101,319,000 in 1993. Operating loss of $3,927,000 decreased $25,295,000 from operating income of $21,368,000 in the prior year solely due to the change in accounting for advertising, selling and promotion costs required by the SOP as discussed earlier. The revenues at ICS increased primarily due to strong revenue performance at the domestic operation. The international operations experienced a slight increase in revenues. Domestic revenues grew significantly due to a 32.7% increase in enrollments, revenues from MicroMash, and increases in Business and Industrial Division revenues. The significant domestic enrollment increase primarily resulted from the success of the expanded telesales efforts, which have produced a higher conversion of leads to enrollments and tuition down payments upon enrollment than that experienced in the prior year. In addition, a shift in product mix towards higher priced computer related courses contributed to the revenue growth. During the first quarter, ICS acquired MicroMash, a leading provider of computer based interactive courses for accounting professionals and students. Through this acquisition, which contributed $5,069,000 to revenue in 1994, ICS is strategically positioned to aggressively pursue the continuing professional education marketplace. Business and Industrial Division revenues grew during the year as a result of further selling penetration of the existing marketplace. The revenue increase at the international operation primarily resulted from higher revenues at the Australia/New Zealand, Canada and International Mail Sales (IMS) operations. The combined Australia/New Zealand operation experienced strong enrollment growth of 17.9% as a result of the successful telesales efforts which increased conversion of leads to enrollments. The higher revenues at Canada and IMS primarily resulted from increased student payments partially reduced by a decrease in Canada's enrollments.

The United Kingdom experienced lower revenues due to lower student payments despite flat enrollments as compared to the prior year.

As a result of the increased traditional business selling and promotion spending of $11,385,000 in 1994 over 1993, revenues increased $21,496,000 and unearned future tuition revenue on student contracts at ICS increased $36,883,000 or 29.2% to $163,050,000. As required by the SOP, expensing these costs as incurred fully burdens the current year with expenses that benefit future years with the related revenue stream. Higher course service costs at the domestic operation were primarily related to the significant volume increases and changes in product mix towards a higher percentage of lower margin computer related courses. General and administrative costs were higher during the year primarily due to costs associated with MicroMash and the initial costs to convert and integrate new information systems. These costs were partially offset by lower insurance costs related to favorable loss experience.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

STECK VAUGHN PUBLISHING:

Steck-Vaughn Publishing Corporation revenues of $53,608,000 were $452,000 or .9% higher than revenues of $53,156,000 in the prior year. Operating income of $10,459,000 decreased $2,615,000 or 20.0% as compared to operating income of $13,074,000 in 1993. The 1994 and 1993 results were restated to reflect a change from the LIFO to the FIFO method of accounting for inventories. This change increased operating income by $754,000 and $144,000 in 1994 and 1993, respectively.

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

NETG:

NETG revenues of $61,937,000 decreased $6,322,000 or 9.3% from revenues of $68,259,000 in the prior year. Operating losses of $13,993,000 decreased $11,957,000 from losses before unusual items of $25,950,000 in the prior year. During the third quarter of 1993, NETG recorded an unusual charge of $9,232,000 which resulted from the write-down of certain acquired intangible assets. The decrease in revenues at the domestic and international operations primarily resulted from lower contract backlog at the beginning of 1994 as compared to 1993 and slightly

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

NETG (CONTINUED:)

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

Operating losses before unusual items decreased significantly in the domestic operation during 1994 primarily due to reductions in product development costs, general and administrative expenses and amortization of acquired intangible assets. Reengineering the processes in product development and focusing the 1994 development efforts to concentrate in areas such as multimedia end user desktop computing and client/server computing resulted in a 35.6% reduction in product development expenses. The decrease in general and administrative expenses primarily resulted from lower employee headcount and favorable loss experience which resulted in lower insurance expenses partially offset by higher consulting costs. Amortization of acquired intangible assets decreased in 1994 due to the write-down of certain acquired intangible assets in 1993 which was recorded as an unusual charge of $9,232,000. Despite slightly lower selling and promotion expenses, these expenses increased as a percentage of revenue during 1994 primarily as a result of the revenue decline.

CORPORATE AND OTHER:

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

General corporate expenses of $6,582,000 decreased $4,314,000 or 39.6% from expenses of $10,896,000 in the prior year. The decrease in corporate expenses primarily resulted from a one-time contract settlement charge in 1993, favorable loss experience which resulted in lower insurance expenses, reduced outside consulting costs primarily from the company-wide financial reengineering effort and other cost reductions.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash, investment securities and cash provided from operations. At December 31, 1995, the Company had $23,868,000 in cash and investment securities, of which $11,790,000 was held in the account of Steck-Vaughn.

As of December 31, 1995, the Company had a revolving bank credit agreement in the amount of $10,000,000, all of which was outstanding. In January 1996, the Company terminated the bank credit agreement in the amount of $10,000,000 and entered into a two-year, $20,000,000 revolving credit agreement with a bank. The revolving credit, which is secured by stock of certain principal subsidiaries and certain assets, will initially provide for borrowing at the bank's base rate plus 1.75% or, at the Company's option, at LIBOR plus 3%, with borrowing rate decreases subject to certain financial performance measures. The revolving credit agreement provides for the intercompany agreement between the Company and Steck-Vaughn in the amount of $10,000,000 which expires March 31, 1996. Effective February 1, 1996, the Company reduced the amount of the intercompany agreement to $5,000,000. The agreement provides that any borrowing by the Company will bear interest at LIBOR plus 2%, and will be secured by the Company's holdings of Steck-Vaughn stock. Steck-Vaughn also received an option to repurchase from the Company up to 290,000 shares of Steck-Vaughn stock held by the Company, at $6.50 per share. The option becomes exercisable one year after grant, expires March 31, 1997, and may be redeemed by the Company prior to exercise or expiration for the greater of $75,000 per month ($37,500 effective February 1, 1996) or the amount necessary to increase to 25% the annualized yield to Steck-Vaughn on all amounts borrowed by the Company under the intercompany loan agreement. At December 31, 1995, $4,000,000 was outstanding under the intercompany agreement and was eliminated in consolidation.

Steck-Vaughn has a revolving bank credit agreement in the amount of $10,000,000 with a maturity of June 10, 1997. The agreement provides for borrowings at prime or, at Steck-Vaughn's option, LIBOR plus 1.5%. The bank credit agreement replaced Steck-Vaughn's borrowing ability from the Company pursuant to an intercompany agreement. No amounts were outstanding under the bank credit facility in 1994 or 1995. Annual commitment fees of .25% are paid on the unused line of credit.

In September 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 shares of the Company's common stock.

During 1994, the Company adopted a plan to dispose of its Education Centers subsidiary. As a result, the Company recorded a charge of $40,032,000 to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. As of December 31, 1995, substantially all of the operations and schools were sold, closed or terminated.

Subsequent to December 31, 1995, the Company entered into a definitive agreement to acquire all of the stock of Edunetics, Ltd., an Israeli corporation engaged in the development of educational software, for cash consideration of $12,000,000. The closing remains subject to certain conditions including approval by the shareholders of Edunetics and receipt of certain regulatory approvals under Israeli law.

The Company expects that cash, marketable securities, the bank credit facilities, cash provided from operations, the intercompany credit agreement with Steck-Vaughn, which under certain conditions may be extended, and an expected IRS refund in the amount of approximately $10,000,000 will be sufficient to provide for planned working capital requirements, product development, capital expenditures, debt service and the pending acquisition of Edunetics, Ltd. At closing, the purchase price for Edunetics, Ltd. will be funded by cash on hand and advances under the Steck-Vaughn revolving bank credit agreement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash outflow from operating activities of $11,000 in 1995 improved $1,418,000 from the negative cash outflow of $1,429,000 reported in 1994. The improvements in working capital items such as receivables, accounts payable, accrued expenses, and accrued and deferred income taxes were partially offset by increases of inventories, primarily at Steck-Vaughn and decreases of deferred contract revenues, primarily at NETG due to the reduced level of contract and revenue activity.

In addition, net cash flows for 1995 were further impacted by acquisitions of Summit Learning, Inc. and EDL in the amount of $3,260,000. The cash outflow of $2,337,000 at the Education Centers improved $18,748,000 from the cash outflow of $21,085,000 in 1994. The improved cash flow at these discontinued operations resulted from the proceeds from the sale of schools of $10,647,000 and the significant reductions in Education Centers' headquarters expenses.

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. As of December 31, 1995, the Company had a gross deferred tax asset of $84,488,000 (see Notes to Consolidated Financial Statements). A significant portion of the deferred tax asset is comprised of U.S. federal and international net operating loss carryforwards. At December 31, 1995, the Company had available federal consolidated net operating loss carryforwards of $108,000,000 (exclusive of certain "SRLY" losses) expiring through 2010. In addition, the Company had federal SRLY loss carryforwards totaling $17,400,000 ($5,918,000 deferred tax asset) expiring in years 1998 through 2010 that may only be used to offset income generated by the particular entities that generated the losses.

FAS 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion of the deferred tax asset will not be realized". As a result of the Company's significant losses in recent years, the Company has recorded a valuation allowance of $50,952,000, including full allowance against the 1995 losses and the SRLY loss carryforwards.

The ultimate realization of deferred tax assets, net of the valuation allowance, of $33,536,000 depends on the Company's ability to generate sufficient taxable income in the future. A portion of this asset will be realized through the reversal of taxable temporary differences totaling $11,661,000 reflected as deferred tax liabilities in the financial statements. The improving operating income throughout the last two quarters in 1995 and into 1996, together with the reversal of taxable temporary differences, provides the basis for management's conclusion that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax asset.

The effect of inflation had little impact on the Company in 1995.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements at December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and the Report of Price Waterhouse LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-26 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has no information to report in response to this item.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a) The information required by Item 10 with respect to the directors of the Company is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1995) as part of a Proxy Statement for the Company's Annual Meeting of Stockholders.

         (b) The information required by Item 10 with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1995) as part of a Proxy Statement for the Company's Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1995) as part of a Proxy Statement for the Company's Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1995) as part of a Proxy Statement for the Company's Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as
        part of this report:

                                                                              Page Number
                                                                              -----------
        (1)    Financial Statements:

               Report of Independent Accountants...........................       F-1
               Consolidated Statements of Operations for each of the
                 three years in the period ended December 31, 1995.........       F-2
               Consolidated Balance Sheets at December 31, 1995 and 1994...       F-3
               Consolidated Statements of Cash Flows for each of the

                 three years in the period ended December 31, 1995.........       F-4
               Consolidated Statements of Stockholders' Equity for each

                 of the three years in the period ended December 31, 1995..       F-5
               Notes to Consolidated Financial Statements..................       F-6

        (2)    Financial Statement Schedules: **

                     II      Valuation and Qualifying Accounts.............       F-26

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

                                                                                               Sequentially
Exhibit                                                                                         Numbered
Number         Description                                                                         Page
-------        -----------                                                                     ------------
3.1            Restated Certificate of Incorporation of the National Education
               Corporation (23).............................................................

3.2            By-Laws of National Education Corporation, as amended (1)....................        *

10.1 **        National Education Corporation Retirement Plan (Restated as of

               January 1, 1989 and as Amended through January 1, 1992) (2)..................        *

10.2 **        Advanced Systems, Incorporated 1984 Stock Option and Stock
               Appreciation Rights Plan (3).................................................        *

10.3 **        1986 Stock Option and Incentive Plan, as amended (4).........................        *

10.4 **        Amended and Restated 1990 Stock Option and Incentive Plan (5)................        *

10.5 **        Amended and Restated 1991 Directors' Stock Option and Award Plan (6).........        *

                                                                                               Sequentially
Exhibit                                                                                          Numbered
Number         Description                                                                         Page
-------        -----------                                                                     ------------
10.6           Rights Agreement, dated October 29, 1986, between National Education
               Corporation and Bank of America National Trust and Savings
               Association, Rights Agent (including exhibits thereto) (7)...................        *

10.7           Addendum No. 1 to Rights Agreement, dated August 5, 1991 (8).................        *

10.8           Indenture, dated as of May 15, 1986, between National Education
               Corporation and Continental Illinois National Bank and Trust Company
               of Chicago, as Trustee (9)...................................................        *

10.9           Tripartite Agreement Dated as of May 31, 1990, among National
               Education Corporation, Continental Bank as Resigning Trustee, and IBJ
               Schroder Bank & Trust Company as Successor Trustee (10)......................        *

10.10 **       National Education Corporation Supplemental Executive Retirement Plan,
               as amended (11)..............................................................        *

10.11 **       Supplemental Benefit Plan for Non-Employee Directors (12) ...................        *

10.12 **       Executive Employment Agreement between National Education Corporation
               and Sam Yau (13).............................................................        *

10.13          Intercompany Agreement Between National Education Corporation and
               Steck-Vaughn Publishing Corporation dated June 30, 1993 (the "Intercompany
               Agreement") (14).............................................................        *

10.14          First Amendment to Intercompany Agreement, dated June 10, 1994 (15)..........        *

10.15          Tax Sharing Agreement Between National Education Corporation and Its
               Direct and Indirect Corporate Subsidiaries dated January 1, 1993 (16)........        *

10.16          $13,500,000 Amended and Restated Credit Agreement among National
               Education Corporation, the Banks named therein and Bankers Trust
               Company as Agent, dated February 28, 1995 (the "Credit Agreement")
               (Confidential treatment under Rule 24b-2 has been granted for portions
               of this exhibit) (17) .......................................................        *

10.17          First Amendment and Limited Waiver to Credit Agreement, dated
               July 31, 1995 (18)...........................................................        *

10.18          Second Amendment to Credit Agreement, dated December 21, 1995 (23)...........

10.19          $10,000,000 Credit Agreement between Steck-Vaughn Company and
               NationsBank of Texas, dated as of June 10, 1994 (19).........................        *

10.20          Amendment of Loan Agreement between NationsBank of Texas, N.A. and
               Steck-Vaughn Company, dated September 29, 1995 (20)..........................        *

10.21          Revolving Line of Credit Note and Option Agreement between National
               Education Corporation and Steck-Vaughn Publishing Corporation, dated
               February 28, 1995 (21).......................................................        *

                                                                                               Sequentially
Exhibit                                                                                          Numbered
Number         Description                                                                         Page
-------        -----------                                                                     ------------
10.22          Renewal and Extension Agreement between National Education Corporation and
               Steck-Vaughn Publishing Corporation, effective December 31, 1995 (23)........

10.23          First Amendment to Stock Option Agreement between National Education
               Corporation and Steck-Vaughn Publishing Corporation, effective December 31,
               1995 (23)....................................................................

10.24          Letter Amendment to Stock Option Agreement between National Education
               Corporation and Steck-Vaughn Publishing Corporation, dated February 1,
               1996 (23)....................................................................

10.25          Debenture Conversion Agreement among National Education Corporation
               and the Holders identified therein, dated August 31, 1995 (22)...............        *

10.26          Credit Agreement among National Education Corporation, certain banks and
               BZW Division of Barclays Bank PLC, as Agent, dated January 19, 1996
               (Confidential treatment under Rule 24b-2 has been requested for portions of this exhibit) (23)........................................................

11.1           Calculation of Primary Earnings Per Share (23)...............................

11.2           Calculation of Fully Diluted Earnings Per Share (23).........................

18             Letter from Price Waterhouse LLP regarding change in accounting principles (23) .............................................................

21             Subsidiaries of National Education Corporation (23)..........................

23             Consent of Price Waterhouse LLP (23).........................................

27.1           Financial Data Schedule (23)

------------------
      *        incorporated by reference from a previously filed document
      **       denotes management contract or compensatory plan or arrangement

      (1) Incorporated by reference to Exhibit 10 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

      (2) Incorporated by reference to Exhibit 10.1 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

      (3) Incorporated by reference to Exhibit 10.15 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

      (4) Incorporated by reference to Exhibit 10.17 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

      (5) Incorporated by reference to Exhibit "B" filed with National Education Corporation's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

      (6) Incorporated by reference to Exhibit "A" filed with National Education Corporation's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

      (7) Incorporated by reference to Exhibit 4.1 filed with National Education Corporation's Current Report on Form 8-K, dated October 29, 1986, filed October 30, 1986.

      (8) Incorporated by reference to Exhibit 10.19 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

      (9) Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to National Education Corporation's Registration Statement on Form S-3 (No. 33-5552), filed May 16, 1986.

      (10) Incorporated by reference to Exhibit 4 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

      (11) Incorporated by reference to Exhibit 10.17 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

      (12) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

      (13) Incorporated by reference to Exhibit 10.21 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

      (14) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, (No. 33-62334), filed June 17, 1993.

      (15) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994.

      (16) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, (No. 33-62334), filed June 17, 1993.

      (17) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 31, 1995.

      (18) Incorporated by reference to Exhibit 10.22 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November 9, 1995.

      (19) Incorporated by reference to Exhibit 10.14 filed with Steck-Vaughn Publishing Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994.

      (20) Incorporated by reference to Exhibit 10.24 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November 9, 1995.

      (21) Incorporated by reference to Exhibit 10.12 filed with Steck-Vaughn Publishing Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 29, 1995.

      (22) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November 9, 1995.

      (23)     Filed herewith.

(b)   No reports on Form 8-K were filed during the fourth quarter of 1995.

(c)   The exhibits required by this Item are listed under Item 14(a)(3) above.

(d) The consolidated financial statements required by this Item are listed\ under Item 14(a)(2).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL EDUCATION CORPORATION                                 Date


By    /s/ SAM YAU                                          March 14, 1996
      ---------------
       Sam Yau
       President and Chief
       Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                               Date


By    /s/ SAM YAU                                          March 14, 1996
      ---------------
       Sam Yau
       Director, President and Chief
       Executive Officer
       (Principal Executive Officer)



By    /s/ KEITH K. OGATA                                   March 14, 1996
      ---------------------------
       Keith K. Ogata, Vice President,
       Chief Financial Officer and
       Treasurer (Principal Financial
       Officer)



By    /s/ GLEN E. MEDWID                                   March 14, 1996
      --------------------
       Glen E. Medwid, Corporate
       Controller (Principal
       Accounting Officer)

                                                               Date


By:    /s/ RICHARD C. BLUM                                 March 11, 1996
       ----------------------------
        Richard C. Blum, Director



By:    /s/ DAVID BONDERMAN                                 March 11, 1996
       ----------------------------
       David Bonderman, Director



By:    /s/ DAVID R. DUKES                                  March 13, 1996
       ---------------------------
       David R. Dukes, Director



By:    /s/ LEONARD W. JAFFE                                March 11, 1996
       ----------------------------
        Leonard W. Jaffe, Director



By:    /s/ DAVID C. JONES                                  March 11, 1996
       -----------------------------
        David C. Jones, Director



By:    /s/ MICHAEL R. KLEIN                                March 12, 1996
       ----------------------------
        Michael R. Klein, Director



By:    /s/ PAUL B. MACCREADY                               March 9, 1996
       ----------------------------
        Paul B. MacCready, Director



By:    /s/ FREDERIC V. MALEK                               March 9, 1996
       ---------------------------
        Frederic V. Malek, Director



By:    /s/ JOHN J. MCNAUGHTON                              March 11, 1996
       ----------------------------
        John J. McNaughton, Director



By:    /s/ WILLIAM D. WALSH                                March 9, 1996
       ----------------------------
        William D. Walsh, Director

                         NATIONAL EDUCATION CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of National Education Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 31 present fairly, in all material respects, the financial position of National Education Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for advertising costs in 1994, changed its method of accounting for inventory cost in 1995 and changed its method of accounting for the impairment of long-lived and intangible assets in 1995.





Price Waterhouse LLP

Costa Mesa, California
February 5, 1996, except as to Note 4, which is as of March 1, 1996

                 National Education Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                               ----------------------------------
                                                                              As          As
                                                                           Restated    Restated
                                                                           (Note 1)    (Note 1)
(amounts in thousands, except per share amounts)                  1995       1994        1993
-------------------------------------------------------------------------------------------------
TUITION AND CONTRACT REVENUES                                   $200,372    $188,006   $171,016
PUBLISHING REVENUES                                               58,226      53,608     53,156
                                                                -------------------------------
NET REVENUES                                                     258,598     241,614    224,172
COSTS AND EXPENSES:
   Contract course materials and service costs                    73,003      60,428     57,332
   Publishing costs and materials                                 14,867      13,595     12,721
   Product development                                            23,026      19,934     22,328
   Selling and promotion                                         111,112     111,058     93,046
   General and administrative                                     32,134      29,032     37,201
   Amortization of acquired intangible assets                      1,602       1,824      4,605
   Amortization of prior period deferred marketing                 1,470      19,836         --
   Unusual items, net                                             81,730          --      9,232
   Interest expense                                                8,650       6,336      5,723
   Investment income                                              (2,621)     (3,234)    (2,560)
   Other income                                                     (307)       (492)      (138)
   Gain on sale of stock                                              --      (3,247)   (21,120)
                                                                -------------------------------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT), MINORITY
  INTEREST AND DISCONTINUED OPERATIONS                           (86,068)    (13,456)     5,802
   Income tax benefit                                                 --        (555)    (4,889)
                                                                -------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND DISCONTINUED
  OPERATIONS                                                     (86,068)    (12,901)    10,691
   Minority interest in consolidated subsidiary                    1,155       1,192        599
                                                                -------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         (87,223)    (14,093)    10,092
   Loss from discontinued operations                                  --      (9,420)   (19,757)
   Loss on disposal of discontinued operations                        --     (40,032)        --
                                                                -------------------------------
NET LOSS                                                        $(87,223)   $(63,545)  $ (9,665)
                                                                -------------------------------
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
   Primary earnings (loss) per share                            $  (2.73)   $   (.48)  $    .34
                                                                -------------------------------
   Fully diluted earnings (loss) per share                      $  (2.73)   $   (.48)  $    .32
                                                                -------------------------------
EARNINGS (LOSS) PER SHARE                                       $  (2.73)   $  (2.14)  $   (.32)
                                                                -------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Primary shares                                                 31,893      29,640     29,855
   Fully diluted shares                                           38,025      36,940     34,855
                                                                -------------------------------

                 See Notes to Consolidated Financial Statements.

                 National Education Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                         ----------------------
(dollars in thousands)                                                      1995        1994
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $  22,120    $ 17,297
  Investment securities                                                      1,748      10,833
  Receivables, net of allowance of $2,742 and $2,787                        36,397      45,438
  Inventories and supplies                                                  31,847      25,695
  Net assets held for disposition                                               --      25,867
  Income tax receivable                                                      9,313       9,313
  Other current assets                                                      13,440      17,695
                                                                         ---------------------
    Total current assets                                                   114,865     152,138
Land, buildings, and equipment, net                                         24,028      25,404
Acquired intangible assets, net                                             13,428      52,691
Deferred income taxes                                                       24,768      28,482
Other assets                                                                 8,173      11,530
                                                                         ---------------------
                                                                         $ 185,262    $270,245
                                                                         ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                       $   6,072    $  7,771
  Accrued expenses                                                          29,022      29,328
  Accrued short-term restructuring charges                                   8,246          --
  Accrued salaries and wages                                                 5,627       5,448
  Accrued disposition costs                                                     --      25,116
  Deferred contract revenues                                                 7,421      11,905
  Current portion of long-term debt and short-term borrowings               12,338       6,407
  Accrued and deferred income taxes                                         14,446      11,281
                                                                         ---------------------
    Total current liabilities                                               83,172      97,256
                                                                         ---------------------
LIABILITIES PAYABLE AFTER ONE YEAR
  Long-term debt, less current portion                                       8,839       6,389
  Senior subordinated convertible debentures                                    --      20,000
  Convertible subordinated debentures                                       57,494      57,494
  Accrued long-term restructuring charges                                   10,089          --
  Other noncurrent liabilities                                               8,683       7,667
                                                                         ---------------------
                                                                            85,105      91,550
                                                                         ---------------------
MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                       9,504       8,423
                                                                         ---------------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value; 5,000,000 shares
    authorized and unissued                                                     --          --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 35,820,468 and 30,275,381 shares issued                      2,166       2,110
  Additional paid-in capital                                               155,100     133,043
  Accumulated deficit                                                     (136,484)    (49,261)
  Unrealized gain (loss) on available-for-sale securities, net of tax           10         (21)
  Cumulative foreign exchange translation adjustment                        (7,005)     (7,947)
  Notes receivable under stock option plans                                 (1,398)         --
                                                                         ---------------------
                                                                            12,389      77,924
  Less common stock in treasury                                             (4,908)     (4,908)
                                                                         ---------------------
    Total stockholders' equity                                               7,481      73,016
                                                                         ---------------------
                                                                         $ 185,262    $270,245
                                                                         ---------------------

                 See Notes to Consolidated Financial Statements.

                 National Education Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                  ------------------------------------
 (dollars in thousands)                                              1995         1994        1993
 -----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $(87,223)    $(63,545)   $ (9,665)
 Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
    Loss from discontinued operations                                    --        9,420      19,757
    Income tax benefits on discontinued operations                       --        1,008       8,769
    Loss on disposal of discontinued operations                          --       40,032          --
    Depreciation and amortization                                     5,587        5,610       7,390
    Amortization of acquired intangible assets                        1,602        1,824       4,605
    Amortization of prior period deferred marketing                   1,470       19,836          --
    Provision for doubtful accounts                                   1,642          250       1,777
    Gain on sale of stock                                                --       (3,247)    (21,120)
    Gain on sale of land, buildings and equipment                        --           --        (381)
    Write-off of acquired intangible assets                          47,509           --       9,232
    Write-off of course computer hardware costs                       4,549           --          --
    (Gain) loss on foreign currency exchange                           (299)        (492)        243
    Change in assets and liabilities:
      Receivables, net                                                8,142         (187)     13,669
      Inventories and supplies                                       (4,586)        (353)        281
      Deferred marketing expenses                                       287          270      (3,605)
      Accounts payable and accrued expenses                            (520)     (10,840)      4,121
      Accrued restructuring reserve                                  25,695           --          --
      Accrued and deferred income taxes                                 802       (4,457)    (16,746)
      Deferred contract revenues                                     (4,534)       1,170      (5,469)
      Other                                                            (134)       2,272      (4,535)
                                                                   ---------------------------------
     Net cash from operating activities                                 (11)      (1,429)      8,323
                                                                   ---------------------------------
 CASH FLOWS FOR INVESTING ACTIVITIES:
    Additions to land, buildings and equipment                       (4,527)      (6,788)     (8,503)
    Dispositions of land, buildings and equipment                       (63)        (171)        260
    Proceeds from sales of investment securities                      9,327       10,680       3,310
    Purchases of investment securities                                 (189)      (5,249)     (8,615)
    Acquisition of business, net of cash acquired                    (3,260)      (6,430)     (5,417)
    Discontinued operations                                          (2,337)     (21,085)    (22,815)
                                                                   ---------------------------------
    Net cash for investing activities                                (1,049)     (29,043)    (41,780)
                                                                   ---------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                          --        4,036          --
    Reductions in long-term debt                                     (1,709)        (703)       (654)
    Net proceeds from Steck-Vaughn Publishing Corporation public
     stock offering                                                      --           --      28,701
    Changes in short-term borrowings                                  4,961        5,305          --
    Minority interest in equity of consolidated subsidiary            1,081          242         599
    Common stock, stock options and related tax benefits                573          783         360
    Payments received on notes receivable under stock option
     plans                                                               --           --         107
    Purchase of common stock for treasury                                --          (53)     (4,685)
                                                                   ---------------------------------
    Net cash from financing activities                                4,906        9,610      24,428
                                                                   ---------------------------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                977         (387)       (894)
                                                                   ---------------------------------
 NET CHANGE IN CASH AND EQUIVALENTS                                   4,823      (21,249)     (9,923)
 CASH AND EQUIVALENTS AT THE BEGINNING OF THE YEAR                   17,297       38,546      48,469
                                                                   ---------------------------------
 CASH AND EQUIVALENTS AT THE END OF THE YEAR                       $ 22,120     $ 17,297    $ 38,546
                                                                   ---------------------------------

                 See Notes to Consolidated Financial Statements.

                 National Education Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               1995                   1994                   1993
                                       --------------------------------------------------------------------
(amounts in thousands)                  Shares      Amount     Shares      Amount     Shares      Amount
-----------------------------------------------------------------------------------------------------------
COMMON STOCK AND PAID-IN CAPITAL
  Balance at beginning of year            30,275   $ 135,153     30,093    $134,370     30,018   $134,010
  Stock options and related tax
    benefits                                  95         423        182         783         75        360
  Restricted stock                           444       1,548         --          --         --         --
  Conversion of debentures                 5,021      20,142         --          --         --         --
                                       --------------------------------------------------------------------
  Balance at end of year                  35,835   $ 157,266     30,275    $135,153     30,093   $134,370
                                       --------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  Balance at beginning of year as
    reported                                       $      --               $     --              $ 23,300
  Adjustment for change in valuation
    of inventories                                        --                     --                   649
  Balance at beginning of year as
    restated                                         (49,261)                14,284                23,949
  Net loss, as restated                              (87,223)               (63,545)               (9,665)
                                       --------------------------------------------------------------------
  Balance at end of year                           $(136,484)              $(49,261)             $ 14,284
                                       --------------------------------------------------------------------
TREASURY STOCK
  Balance at beginning of year               697   $  (4,908)       689    $ (4,855)        50   $   (170)
  Purchase of common stock for
    treasury                                  --          --         8          (53)       639     (4,685)
                                       --------------------------------------------------------------------
  Balance at end of year                     697   $  (4,908)       697    $ (4,908)       689   $ (4,855)
                                       --------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National Education Corporation (the "Company", a Delaware Corporation) provides training and educational services and products to individuals, businesses and governments. The Company's current business is conducted primarily through three operating entities. ICS Learning Systems, Inc. ("ICS") offers to individuals distance education opportunities such as, associate degree programs, training in paraprofessional and occupational fields, high school diploma programs and courses for personal achievement, as well as, computer-based, interactive courses for accounting and legal professionals and students. ICS also offers training opportunities to business and government. Steck-Vaughn Publishing Corporation ("Steck-Vaughn") is one of the largest publishers of printed and multimedia supplemental educational materials sold to individuals, elementary and secondary schools, and libraries. National Education Training Group, Inc. ("NETG") is a provider of multimedia products to educate and train corporate and government employees, with specific emphasis on information systems training. See Note 15 for a summary of industry segment data and locations where the company conducts business. Historically, the Company also conducted business through a fourth operating entity, National Education Centers, Inc. ("Education Centers"); however, in 1994 those operations were reclassified as discontinued operations as the Company pursued a strategy to sell off or otherwise dispose of Education Centers' operations as further explained in Note 3.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1995 presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

ACCOUNTING CHANGE

In the fourth quarter of 1995, the Company changed its method of accounting for inventory at Steck-Vaughn from last-in, first out (LIFO), to first-in, first-out
(FIFO). This change reduced net loss by $1,102,000 or $.03 per share in 1995. This change has been applied to prior years by retroactively restating the financial statements and, accordingly, the amounts for 1994 and 1993, and the interim periods presented in Note 16, were restated. The effect of the change in accounting principle was to reduce the net loss by $380,000 ($754,000 pretax) or $.01 earnings per share and to increase the net loss by $46,000 ($144,000 pretax) or $.00 earnings per share for 1994 and 1993, respectively. The effect of this restatement was to increase retained earnings as of January 1, 1993 by $649,000. This accounting change also reduced goodwill in 1994 by $12,000 and, in 1993, reduced the gain on sale of Steck-Vaughn stock by $140,000 and increased minority interest by this amount.

This change was made because management believes the FIFO method better reflects the matching of current costs with the related revenue due to continued aggressive steps to reduce inventories and anticipated declines in paper prices at Steck-Vaughn.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION

ICS tuition revenues are recognized when cash is received, but only to the extent such cash is earned and can be retained by the Company. Cash received in excess of revenue recognized is recorded as deferred contract revenues. Generally, the Company follows the guidelines of the Distance Education Training Council in determining retention rights. Steck-Vaughn revenues are recognized upon shipment of product. NETG revenues are recognized upon shipment of courseware.

SELLING AND PROMOTION COSTS

The Company accounts for its advertising costs pursuant to Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA). The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. In the fourth quarter of 1994, the Company adopted the SOP effective January 1, 1994. In adopting the SOP in 1994, ICS' total advertising, selling and promotion costs were expensed as incurred in 1994 rather than deferred and amortized as in prior periods. Adoption of the SOP in 1994 resulted in a charge of $27,410,000 ($21,181,000 after tax or $.72 per share). The charge consists of two components. First, a charge of $19,836,000 results from the amortization of the deferred marketing balance as of December 31, 1993 into 1994. Second, a charge of $7,574,000 results from increased selling and promotion spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy. The remaining deferred marketing balance of $1,470,000 at December 31, 1994 was amortized in the first and second quarters of 1995. Adoption of the SOP did not have a material impact on the Company's other operations. The Company's advertising and promotion expenses, excluding the amortization of prior period deferred marketing, were $59,073,000, $56,301,000 and $44,032,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Selling and marketing expenses are expensed within the calendar year except for sales commissions on training contracts sold at NETG and development of product catalogs at Steck-Vaughn. Sales commissions on training contracts sold are deferred and amortized to expense as contract revenues are recognized. The costs of product catalogs are capitalized and expensed when the catalogs are distributed. In interim periods, a portion of selling and marketing expenses is deferred and fully amortized in subsequent interim periods within the calendar year to better match the expenses with revenues due to the seasonal nature of the revenue and spending.

COURSE SERVICE AND PRODUCT DEVELOPMENT COSTS

Course service costs and product development costs are expensed as incurred.

INCOME TAXES

Income taxes are accounted for using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted earnings per share for 1993 are computed based on the assumption that the senior convertible debentures had been converted to common stock, with a corresponding increase in net income to reflect a reduction in related interest expense, less applicable taxes. For 1995 and 1994 fully diluted and primary earnings per share are the same as inclusion of the debentures would be anti-dilutive.

Effective September 11, 1995, the holders of $20,000,000 of the Company's senior subordinated convertible debentures converted such debentures, including interest at 10%, into 5,021,000 shares of the Company's common stock. The conversion had an anti-dilutive effect on loss per share for the fourth quarter of 1995. If the conversion had not occurred, loss per share for the fourth quarter would have been $.11 compared to the reported loss per share of $.08, and the loss per share for the full year would have been $2.89 compared to the $2.73 reported.

APB 15 requires the presentation of supplementary earnings per share data to reflect the conversion as if it had occurred at the beginning of each period presented below. The following supplementary presentation reflects the reduction of interest expense, less applicable taxes, and an increase in the number of shares outstanding.

(amounts in thousands, except per share amounts)          1995          1994         1993
---------------------------------------------------------------------------------------------
Earnings (loss) per share from continuing operations     $  (2.44)    $   (.38)   $    .32
Loss per share                                              (2.44)       (1.80)       (.25)
                                                       --------------------------------------
Weighted average number of shares outstanding              35,373       34,640      34,855


INVESTMENT SECURITIES

The Company's debt and equity securities are considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized.

INVENTORIES AND SUPPLIES

Inventories, primarily consisting of course materials and supplies, are stated at the lower of first-in, first-out cost or market.

LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are depreciated principally using the straight-line method over the estimated useful lives of the various classes of property.

ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets representing the excess of cost over the fair value of acquired net assets purchased by the Company in conjunction with various acquisitions are amortized ratably over lives which do not exceed forty years. All other acquired intangible assets are amortized ratably over various useful lives which do not exceed ten years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IMPAIRMENT OF LONG LIVED ASSETS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (FAS
121). Prior to January 1, 1995, the Company reviewed the recoverability of its long-lived assets and intangible assets by comparing projected related cash flows on an undiscounted basis to the net book value of the assets. In the event the recoverability of the assets was impaired, the Company would have measured the impairment by comparing projected operating income and related cash flows on an undiscounted basis to the net book value of the assets. Under the provisions of FAS 121, the Company will continue to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written-down to their fair value, less cost to sell. In addition, FAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell. Adopting FAS 121 had no effect on the Company's financial statements except for the write-off of goodwill as described further in Note 4.

DEFERRED CONTRACT REVENUES

Deferred contract revenues represent the portion of training contract payments and student tuition received in advance of services being performed.

MINORITY INTEREST

Minority interest in equity of consolidated subsidiary represents the minority stockholders' proportionate share of the equity of Steck-Vaughn. During 1994 and 1995, Steck-Vaughn repurchased 230,200 and 25,000 shares, respectively, of its outstanding common stock which effectively increased the Company's ownership interest to 83.0% and 83.1%, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans. The statement allows companies to continue to use the intrinsic value based approach, supplemented by footnote disclosure of the pro forma net income and earnings per share of the fair value based approach. The Company intends to follow this latter method and, as a result, adoption of this pronouncement in 1996 will have no effect on the Company's financial statements.

NOTE 2 - BUSINESS COMBINATIONS

The Company, through Steck-Vaughn, purchased substantially all of the assets of the following entities on the dates set forth as follows: Summit Learning, Inc. (Summit), a direct response marketer of educational products (December 1995), Educational Development Laboratories, Inc. (EDL) a developer and publisher of reading and writing instructional material based in both software and print products (October 1995) and Berrent Publications,

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS COMBINATIONS (CONTINUED:)

Inc. (Berrent) a publisher of test preparation and assessment materials (November 1994). During the first quarter of 1994, the Company, through ICS, purchased the stock of M-Mash, Inc. (MicroMash), a leading provider of computer-based, interactive courses for accounting professionals and students. In April 1993, Steck-Vaughn purchased certain assets of Creative Edge, Inc. (Magnetic Way product line), a provider of educational products and materials for the elementary and secondary school marketplace. All five transactions were accounted for as purchases and the operating results were included in the Company's consolidated financial statements since the dates of acquisition. The net assets and operating results of the purchased entities were not material to the consolidated financial statements of the Company.

NOTE 3 - BUSINESS DISPOSITIONS

In June 1994, the Company adopted a plan to discontinue the operation of its Education Centers subsidiary. As a result, the Company recorded a second quarter charge of $40,032,000 ($1.35 per share) to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. No tax benefits were provided on this charge.

Of the 29 remaining Education Centers schools as of December 31, 1994, the Company in 1995 transferred students at one of its schools to a nearby competitor for the purposes of completing their courses, and substantially completed the disposition of the remaining schools as of December 31, 1995.

As of December 31, 1995, the remaining assets and liabilities include accrued expenses for outstanding litigation and regulatory matters, and obligations to maintain and service future financial aid and accounting matters as required by the Department of Education. These outstanding obligations are offset by certain notes receivable from buyers in connection with the sale of schools. The net amount of these assets and liabilities is not material to the consolidated financial statements of the Company.

The Education Centers' negative cash flow of $2,337,000 in 1995 improved $18,748,000 from the prior year due primarily to proceeds from the sale of schools of $10,647,000 and significant reductions of Education Centers' headquarters expenses.

Results of operations for the Education Centers which are being accounted for as discontinued operations in the results of operations were as follows:

(dollars in thousands)                                     1994          1993
--------------------------------------------------------------------------------
Net Revenues                                            $ 97,138      $131,713
Loss before income tax benefit                           (10,428)      (28,526)
Income tax benefit                                        (1,008)       (8,769)
Loss from discontinued operations                         (9,420)      (19,757)
Primary loss per share                                      (.32)         (.66)
Loss on disposal of discontinued operations              (40,032)            -
Loss per share                                             (1.35)            -


In December 1994, the Company sold its interest in a partnership venture whose purpose was to develop an automated enrollment and financial aid application process. As a result of the sale, the Company recorded a gain on sale of $3,247,000 ($2,143,000 after tax or $.07 per share).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - UNUSUAL ITEMS

Unusual items, net, consist of the following items:

(dollars in thousands)                                    1995         1993
-----------------------------------------------------------------------------
Write-off of intangible assets                           $47,509    $  9,232
Restructuring charges                                     32,248          --
Write-off of course computer hardware costs                4,549          --
Litigation settlements, net                               (2,576)         --
                                                       ----------------------
                                                         $81,730    $  9,232
                                                       ----------------------

No tax benefits were reflected for the 1995 unusual items.

WRITE-OFF OF INTANGIBLE ASSETS

NETG experienced significant operating losses over the past several years in an environment of substantial changes in training related to information systems and technology. Due to the many outstanding opportunities in the training marketplace, especially in information technology, the Company remained optimistic over the past periods about future sales and earnings, such that through the first quarter of 1995, management's best estimates of the future results of NETG's operations supported the recoverability of recorded goodwill balances. However, given continuing losses through the second quarter of 1995, management concluded that NETG could not return to profitability in the foreseeable future without significant changes in its operating structure and business direction.

As a result, the Company implemented a reorganization and downsizing of NETG's operations in the second quarter of 1995. In addition, certain product lines were discontinued and the subsidiary reorganized its sales and marketing effort to enhance its channels of distribution which, among other things, resulted in the restructuring described below. As a result of these changes, in the second quarter of 1995 the Company revised NETG's financial projections, consistent with management's best estimate of future results of operations. Based upon this estimate of the future results of operations, the estimated net cash flows over the remaining life of NETG's intangible assets (goodwill) were less than the net book value of the goodwill at June 30, 1995. Under the provisions of FAS 121, the Company estimated the fair value of its investment in NETG by discounting estimated future net cash flows at a rate commensurate with the related risk. Based upon this analysis, management believes NETG to have only a nominal fair value such that the goodwill balance of $42,719,000 related to the Company's 1986 acquisition of what is now NETG was written-off (resulting in a loss of $1.34 per share) during the second quarter of 1995.

Additionally, in connection with the above restructuring of NETG during the second quarter of 1995, the Company discontinued the operations of Spectrum, a subsidiary of NETG which provided primarily custom developed training to businesses. As a result, the Company recorded the assets and liabilities of Spectrum at their fair value and recorded a write-off of goodwill in the amount of $4,790,000 ($.15 per share) during the second quarter. The goodwill was related to an acquisition made by Spectrum prior to 1988. Spectrum's revenue and operating loss before amortization of intangibles and unusual items were as follows:

(dollars in thousands)                        1995              1994
-----------------------------------------------------------------------------
Revenues                                   $  1,618          $  5,247
Operating loss before amortization
  of intangibles and unusual items         $ (1,433)         $ (1,125)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


WRITE-OFF OF INTANGIBLE ASSETS (continued:)

The 1993 unusual item represented a third quarter charge of $9,232,000 ($6,558,000 after tax or $.22 per share) related to the write-down of certain acquired intangible assets of NETG.

RESTRUCTURING CHARGES

As a result of continued losses at NETG, the Company resolved to significantly lower the overall cost structure while focusing on specific training areas to permit NETG to return to profitability. Accordingly, the Company approved a restructuring plan for NETG in June 1995 which resulted in a nonrecurring charge of $28,652,000 ($.90 per share). Additionally, in December 1995, NETG recorded a restructure charge of $1,952,000 ($.06 per share) to reorganize its operations in Germany. These charges include severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products, and other restructuring related items such as charges related to canceled contracts and agreements. The following summarizes these charges, the related write-offs and cash paid in connection with the restructuring.

                             Severance      Excess      Fixed Assets
(dollars in thousands)       Payments     Facilities    and Inventory     Other        Total
----------------------       ---------    ----------   --------------     -----        -----
1995 restructuring           $   4,706    $  16,480     $    4,020      $   5,398    $  30,604
charges
Noncash write-off                   --           --         (3,758)        (3,521)      (7,279)
Cash (paid) received            (2,095)      (1,923)            13         (1,606)      (5,611)
                             ---------    ---------     ----------      ---------    ---------
Accrued restructuring at
  December 31, 1995          $   2,611    $  14,557     $      275      $     271    $  17,714
                             =========    =========     ==========      =========    =========

Amounts related to severance covered approximately 110 employees involved primarily in sales and marketing, distribution and other administrative functions at NETG's domestic and European locations. Amounts related to facilities reflect the cost of leases for excess space arising from the consolidation of space within the subsidiary's U.S. headquarters and the subsidiary's European offices. The noncurrent portion of the restructuring charges relates primarily to leases on unutilized space which will require payments through 2004.

Additionally, during the second quarter, an unusual charge was recorded in the amount of $1,644,000 ($.05 per share) at NEC Corporate primarily for severance related payments to the former chief executive officer and corporate expenses related to the restructuring of NETG. The cumulative cash paid in connection with this charge was $911,000 and noncash write-offs were $112,000.

WRITE-OFF OF COURSE COMPUTER HARDWARE AND RELATED COSTS

Prior to September 15, 1995, ICS offered computer courses which included the sale of computers to students which, after shipment, were recorded as assets and amortized over the projected twelve month period of the remaining course payments. Subsequent to September 15, 1995, the Company changed the manner in which computers were marketed, no longer including the computer hardware with such courses. In the fourth quarter of 1995, the Company reviewed the realizability of the carrying value of the computer and related assets and determined that a portion of the capitalized balance for computers related to enrollments for which there was no further revenue to be recognized. As a result, the Company recorded a write-down of the unamortized balance of computers and other related costs of $4,549,000 ($.14 per share). In addition, the Company reduced the period over which the computers are amortized to six months.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LITIGATION SETTLEMENTS, NET

During the fourth quarter of 1995, a legal dispute with a third-party author for NETG was settled in the Company's favor. The Company recorded a gain to the extent payment was received. A portion of the settlement in the amount of $1,343,000 is held in escrow pending the outcome of various legal issues. The gain was partially offset with other minor legal settlements which involved parties related to the third party author resulting in a net unusual credit of approximately $3,546,000 or $.11 per share.

In March 1996, the Company settled a lawsuit at Steck-Vaughn brought by a product development company in 1995. Settlement costs and legal expenses associated with the lawsuit totaled $970,000 or $.03 per share and were included in the results of operations for the year ended December 31, 1995.

NOTE 5 - PUBLIC OFFERING OF SUBSIDIARY COMMON STOCK

During the third quarter of 1993, Steck-Vaughn Publishing Corporation completed an initial public offering of 2,668,000 shares of its common stock at $12.00 per share. The offering resulted in proceeds of $29,775,000 of which $20,000,000 were remitted to the Company as payment for a previously declared dividend. The proceeds were reduced by expenses of $1,074,000 which were incurred in connection with the offering, of which $393,000 was paid to Richard C. Blum and Associates (RCBA). The Chairman of the Board of RCBA is Richard C. Blum, a director of the Company. The completion of the offering decreased the Company's ownership of Steck-Vaughn from 100% to 81.7% at the date of the offering. As a result of the offering, the Company recorded a gain of $21,120,000 or $.71 per share (after restatement for the inventory accounting change at Steck-Vaughn) which is included in the results of operations for the year ended December 31, 1993. The gain was nontaxable and deferred tax expense was not provided for on this gain given the Company's ability and intent to indefinitely postpone the payment of tax in the future.

NOTE 6 - INCOME TAXES

Income (loss) before tax from continuing operations was taxed under the following jurisdictions:

(dollars in thousands)                                    1995         1994       1993
-----------------------------------------------------------------------------------------
Domestic                                                 $(75,881)   $ (5,307)  $  4,339
Foreign                                                   (10,187)     (8,149)     1,463
                                                        ---------------------------------
Total                                                    $(86,068)   $(13,456)  $  5,802
                                                        ---------------------------------


Taxes (benefits) on income from continuing operations were provided as follows:

(dollars in thousands)                                    1995         1994       1993
----------------------------------------------------------------------------------------
CURRENT:
  State                                                  $   500     $ 1,110   $  1,999
  Foreign                                                  1,837       1,457      1,883
                                                        --------------------------------
Total current provision                                    2,337       2,567      3,882
                                                        --------------------------------
DEFERRED:
  Federal                                                 (2,469)        220     (6,184)
  Foreign                                                    132      (3,498)    (2,680)
                                                        --------------------------------
Total deferred provision (benefit)                        (2,337)     (3,278)    (8,864)
                                                        --------------------------------
CURRENT TAX BENEFITS NOT TREATED AS A REDUCTION OF
  INCOME TAX EXPENSE RESULTING FROM:
  Exercise of stock options                                   --         156         93
                                                        --------------------------------
Total income tax provision (benefit)                     $    --     $  (555)  $ (4,889)
                                                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities and assets reflected in the balance sheet as of December 31, 1995 and December 31, 1994 are comprised of the following:

(dollars in thousands)                                                1995       1994
-----------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Revenue recognition differences                                   $  1,416    $  3,948
  Advertising/commissions                                              2,393       3,244
  Prepaid expenses                                                     6,351       6,386
  Other                                                                1,501       3,720
                                                                   ----------------------
Gross Deferred Tax Liabilities                                      $ 11,661    $ 17,298
                                                                   ----------------------
DEFERRED TAX ASSETS:
  Property, plant and equipment                                     $  5,590    $  3,269
  Inventories                                                          5,804       6,374
  Revenue recognition differences                                      3,001       4,007
  Allowance for doubtful accounts                                      1,449       3,532
  Restructuring reserve                                                6,478         889
  Loss carryforwards                                                  48,607      35,939
  Credit carryforwards                                                 4,276       4,673
  Loss on discontinued operations                                        106       8,500
  Other                                                                9,177       5,702
                                                                   ----------------------
Gross Deferred Tax Assets                                             84,488      72,885
  Deferred tax assets valuation allowance                            (50,952)    (30,613)
                                                                   ----------------------
Deferred Tax Assets, Net of Valuation Allowance                     $ 33,536    $ 42,272
                                                                   ----------------------


The Company has recorded a valuation allowance in the amount set forth in the above table for certain deductible temporary differences for which it is likely, at this time, that the Company will not receive future tax benefit. The 1995 income tax provision includes an increase in the valuation allowance for deferred tax assets of $20,339,000. The valuation reserve increase primarily relates to current year losses and restructuring reserves for which no tax benefits have been provided. Realization of the remaining deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 1995, the Company had federal net operating loss carryforwards of approximately $108,000,000 expiring through 2010. In addition, the Company had available $1,275,000 of alternative minimum tax credit carryforwards, with no expiration date, which may be utilized to offset future regular tax liabilities. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of carryforwards available for utilization. The Company also has available federal net operating loss carryforwards of approximately $13,200,000 at Spectrum, a subsidiary of NETG, expiring through 2003. This amount may be utilized to offset Spectrum's future taxable income.

During 1995, the Company tentatively agreed to a settlement with the Internal Revenue Service regarding its 1985 through 1988 income tax audits. As a result of this settlement, the Company will receive approximately $9,313,000, in tax refunds and interest. The benefit for this refund, and the related receivable, were recorded in a prior year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax provision (benefit) with the amount computed by applying the federal statutory tax rate to pretax income from continuing operations is as follows:

(dollars in thousands)                                    1995         1994       1993
-------------------------------------------------------------------------------------------
Tax (benefit) computed at statutory rate                 $(29,263)   $(4,575)   $  1,973
State taxes, net of federal benefit                           330        733       1,319
Effect of foreign operations                                5,432        354      (1,580)
Dividend income and municipal interest exclusion              (89)      (332)       (436)
Losses not benefited                                        5,742         --          --
Amortization of excess of costs over acquired net
  assets                                                      121        218         164
Write-off of certain intangibles                           16,153         --          --
Gain on public stock offering of subsidiary                    --         --      (7,228)
Other, net                                                  1,574      3,047         899
                                                       ------------------------------------
Total income tax provision (benefit)                     $     --    $  (555)   $ (4,889)
                                                       ------------------------------------

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

NOTE 7 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of the investment securities are as follows:

                                                           December 31, 1995
                                          ---------------------------------------------------
                                                             Gross        Gross
                                            Amortized   Unrealized   Unrealized     Carrying
 (dollars in thousands)                          Cost         Gain         Loss        Value
 --------------------------------------------------------------------------------------------
 Held-to-maturity:
     Taxable municipal funds                $   1,000    $      --    $     --    $   1,000
                                          -------------------------------------- ------------
 Total held-to-maturity                         1,000           --          --        1,000
                                          -------------------------------------- ------------
 Available-for-sale:
     Corporate income funds                     1,042           52          --        1,094
     Preferred stock                              689           --         (35)         654
                                          -------------------------------------- ------------
 Total available-for-sale                       1,731           52         (35)       1,748
                                          -------------------------------------- ------------
                                                2,731           52         (35)       2,748
 Less cash equivalents                         (1,000)          --          --       (1,000)
                                          -------------------------------------- ------------
 Total investment securities                $   1,731    $      52    $    (35)   $   1,748
                                          -------------------------------------- ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           December 31, 1994
                                          ---------------------------------------------------
                                                             Gross        Gross
                                            Amortized   Unrealized   Unrealized     Carrying
 (dollars in thousands)                          Cost         Gain         Loss        Value
 --------------------------------------------------------------------------------------------
 Held-to-maturity:
     Banking certificates                   $   3,236    $       -    $       -    $   3,236
     Tax exempt municipal bond funds           12,700            -            -       12,700
                                          ---------------------------------------------------
 Total held-to-maturity                        15,936            -            -       15,936
                                          ---------------------------------------------------
 Available-for-sale:
     Corporate income funds                     1,170            6            -        1,176
     Preferred stock                            1,262           52          (93)       1,221
                                          ---------------------------------------------------
 Total available-for-sale                       2,432           58          (93)       2,397
                                          ---------------------------------------------------
                                               18,368           58          (93)      18,333
 Less cash equivalents                         (7,500)           -            -       (7,500)
                                          ---------------------------------------------------
 Total investment securities                $  10,868    $      58    $     (93)   $  10,833
                                          ---------------------------------------------------


Investments in debt securities classified as held-to-maturity at December 31, 1995, have various maturity dates which do not exceed one year.

Using the specific identification method, realized gains and losses on the available-for-sale investment securities are as follows:

(dollars in thousands)                                    1995         1994       1993
-----------------------------------------------------------------------------------------
Realized gains                                           $    18     $ 1,616    $   135
Realized losses                                                5         387        226

NOTE 8 - LAND, BUILDINGS AND EQUIPMENT

(dollars in thousands)                         Depreciable Lives             1995         1994
--------------------------------------------------------------------------------------------------
Land                                                   --                 $  1,289     $  1,289
Buildings and improvements                     Not to exceed 40 years       10,414        8,910
Leaseholds and improvements                    Life of lease                 3,327        7,852
Machinery and equipment                        Not to exceed 10 years       28,636       52,321
Furniture and fixtures                         Not to exceed 10 years       12,354       18,272
                                                                         -------------------------
                                                                            56,020       88,644

Less accumulated depreciation and                                          (31,992)     (63,240)
amortization

                                                                         -------------------------
Total                                                                     $ 24,028     $ 25,404
                                                                         -------------------------

Machinery and equipment and furniture and fixtures under capital leases were $4,908,000 and $2,460,000 with related accumulated depreciation and amortization of $201,000 and $593,000 at December 31, 1995 and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

(dollars in thousands)                                                       1995         1994
--------------------------------------------------------------------------------------------------
Product and text materials, courseware, etc.                              $ 13,758     $ 55,898
Rental contracts                                                                --       20,559
Excess of cost over net assets of businesses                                 6,560       59,268
acquired
Other acquired intangible assets                                             6,443        5,971
                                                                         -------------------------
                                                                            26,761      141,696
Less accumulated amortization                                              (13,333)     (89,005)
                                                                         -------------------------
Total                                                                     $ 13,428     $ 52,691
                                                                         =========================

See Note 4 for a discussion of the write-offs of certain intangible assets in 1995.

NOTE 10 - DEBT

(dollars in thousands)                                                       1995         1994
--------------------------------------------------------------------------------------------------
Short-term bank borrowings                                                 $10,000      $ 5,000
                                                                        --------------------------
Long-term debt:
 Mortgage and installment notes, maturing on various
  dates through 2004, with interest from 6.0% to 8.9%                      $ 7,144      $ 5,946
 Capital lease obligations                                                   4,033        1,850
                                                                        --------------------------
                                                                            11,177        7,796
 Less current portion of long-term debt                                     (2,338)      (1,407)
                                                                        --------------------------
Total long-term debt                                                       $ 8,839      $ 6,389
                                                                        --------------------------
Senior subordinated convertible debentures                                 $    --      $20,000
                                                                        --------------------------
Convertible subordinated debentures                                        $57,494      $57,494
                                                                        --------------------------


As of December 31, 1995, the Company had a revolving bank credit agreement in the amount of $10,000,000, of which $10,000,000 was outstanding. The credit agreement initially provided borrowings at prime plus 1 percent or, at the Company's option, at LIBOR plus 2 percent, with incremental borrowing rate increases at June 30 and September 30, 1995. Commitment fees were paid on the unused line of credit. The weighted average interest rates for the short-term bank borrowings were 8.7% and 6.3% for 1995 and 1994, respectively. The average borrowings were $9,510,000 and $3,956,000 during the years ended December 31, 1995 and 1994, respectively.

Effective January 19, 1995, the Company entered into a $20 million revolving credit agreement with another bank and repaid the aforementioned $10 million revolving credit borrowings. Under the new agreement, which expires January 19, 1998, the Company can borrow at the bank's base rate plus 1.75%, or at the LIBOR rate plus 3.0%. The base rate is the higher of the bank's prime rate and .5% above the Federal Funds Rate. This credit facility is secured by stock of certain principal subsidiaries and certain assets of NEC. This revolving credit is subject to certain restrictions on dividend payments, indebtedness and other covenants including financial performance and condition.

Steck-Vaughn has a revolving bank credit agreement in the amount of $10,000,000 with a maturity of June 10, 1997. The agreement provides for borrowings at prime or, at Steck-Vaughn's option, LIBOR plus 1.5%. The bank credit agreement replaced Steck-Vaughn's borrowing ability from the Company pursuant to an intercompany agreement. No amounts were outstanding under the bank credit facility in 1994 or 1995. Annual commitment fees of .25% are paid on the unused line of credit.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective February 28, 1995, the Company and Steck-Vaughn entered into an intercompany revolving loan agreement under which the Company could borrow up to $10,000,000 through December 31, 1995. At December 31, 1995, $4,000,000 was
outstanding and was eliminated in consolidation in the accompanying balance sheet. Subsequent to year end this credit facility was reduced to $5,000,000 with an expiration date of March 31, 1996. This agreement provides that any borrowing by the Company will bear interest at LIBOR plus 2 percent, and will be secured by the Company's holdings of Steck-Vaughn stock. Steck-Vaughn also received an option to repurchase from the Company up to 290,000 shares of Steck-Vaughn stock held by the Company, at $6.50 per share. This option becomes exercisable one year after grant, expires March 31, 1997, and may be redeemed by the Company prior to exercise or expiration for the greater of $75,000 per month ($37,500 per month effective February 1, 1996) or the amount necessary to increase to 25 percent the annualized yield to Steck-Vaughn on all amounts borrowed by the Company under the revolving loan agreement. The Company has paid the redemption price through December 31, 1995.

Effective September 11, 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 shares of the Company's common stock. The debentures had been issued to certain entities affiliated with Richard C. Blum & Associates, L.P. (RCBA), who maintained discretionary investment control over these entities. The Chairman of the Board of RCBA is Richard C. Blum, a director of the Company.

At December 31, 1995, the Company had outstanding $57,494,000 of 6.5% convertible subordinated debentures due May 14, 2011, which are convertible at any time prior to maturity into common stock at $25.00 per share. The debentures are redeemable at the option of the Company, in whole or in part, at 100.65% of the principal amount through May 14, 1996, and thereafter at 100%. The debentures are subject to an annual sinking fund requirement beginning May 15, 1997 sufficient to retire 70% of the aggregate principal amount of the debentures prior to maturity. Based on the December 31, 1995 closing price of the Company's convertible subordinated debentures as traded on the New York Stock Exchange of $70.00, the fair value of the convertible subordinated debentures is $40,246,000.

Mortgage notes aggregating $5,141,000 at December 31, 1995 were collateralized by certain real and personal property having a net book value of $8,378,000. At December 31, 1995, the fair value of the mortgage notes approximated their carrying value.

Aggregate maturities of long-term debt, including the annual sinking fund principal requirement of $2,875,000 for the subordinated debentures, in each of the following years are: 1997 - $7,072,000, 1998 - $4,243,000, 1999 - $3,497,000
and 2000 - $3,154,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Aggregate commitments at December 31, 1995 under noncancelable operating leases for land, buildings and equipment are as follows:

(dollars in thousands)
---------------------------------------------------------------------
FISCAL YEAR:
1996                                                        $ 6,342
1997                                                          5,454
1998                                                          4,811
1999                                                          3,747
2000                                                          2,932
2001 and thereafter                                          23,889
                                                          -----------
Total                                                       $47,175
                                                          -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Total rent expense aggregated $7,820,000, $10,841,000 and $11,695,000 for years ended December 31,
1995, 1994, and 1993, respectively.

At December 31, 1995, there were no material commitments outstanding for capital expenditures.

In the ordinary course of business, the Company is generally subject to claims, complaints and legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial position of the Company. However, in the opinion of management, such matters are not expected to have a material adverse effect on the financial position of the Company.

NOTE 12 - UNEARNED FUTURE TUITION REVENUE

Unearned future tuition revenue on student contracts at ICS Learning Systems totaled $153,489,000 and $163,050,000 at December 31, 1995 and 1994,
respectively. Based upon previous experience, approximately 45% of the unearned future tuition revenue was ultimately recognized into revenue. Unearned future tuition revenue will be included in revenues in future years when services and courseware are provided as described in Note 1.

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

Changes during the years ended December 31, 1995, 1994 and 1993 under the plans were as follows:

                                                                   Average
                                                         Number    Exercise      Total
(amounts in thousands, except per share amounts)          of        Price       Option
                                                         Shares    Per Share     Value
-----------------------------------------------------------------------------------------
Balance, December 31, 1992                                1,281    $  5.69       $7,286
  Granted                                                   392       5.86        2,296
  Canceled                                                 (306)      6.68       (2,044)
  Exercised                                                 (75)      3.55         (266)
                                                         --------------------------------
Balance, December 31, 1993                                1,292       5.63        7,272
  Granted                                                   407       6.28        2,557
  Canceled                                                 (163)      7.29       (1,188)
  Exercised                                                (182)      3.44         (627)
                                                         --------------------------------
Balance, December 31, 1994                                1,354       5.92        8,014
  Granted                                                 2,800       3.62       10,132
  Canceled                                                 (395)      6.55       (2,587)
  Exercised                                                (538)      3.66       (1,972)
                                                         --------------------------------
Balance, December 31, 1995                                3,221    $  4.22       $13,587
                                                         --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1995, the Company made loans to three executive officers and two subsidiary presidents to enable them to purchase 410,000 shares of stock pursuant to the 1990 stock option plan, as amended. These loans bear interest at rates from 6.8% to 7.1% and are payable in full upon the earlier of 90 days following the date of termination or May 1, 2001. These loans are with recourse and are secured by the shares of stock purchased by the officers. These loans are reflected as a reduction in equity in the accompanying balance sheet. In 1995, the Company granted to the new CEO options to purchase 500,000 shares of stock at $3.00 per share, the fair value at date of grant. The option vests monthly in pro rata increments over 36 months beginning June 1995, and remains exercisable through March 17, 2005. The new CEO was also granted options to purchase another 600,000 shares of stock at $3.00 per share, the fair value at date of grant. These options vest on an accelerated basis if the price of the Company's stock reaches and maintains certain price levels; otherwise, these options fully vest no later than November 2004 and remain exercisable for six months thereafter.

Common shares reserved for future grants under the above option plans totaled 737,000 and 1,018,000 at December 31, 1995 and 1994, respectively. Of the 3,221,000 shares previously granted and outstanding at December 31, 1995, 1,123,000 shares were vested and exercisable at prices ranging from $3.00 to $12.92 per share.

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

NOTE 14 - STATEMENTS OF CASH FLOWS

For purposes of presenting the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt securities to be cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplementary information excluding Education Centers:


(dollars in thousands)                                        1995         1994       1993
----------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR FOR:
  Interest expense                                           $ 9,304     $ 6,531    $ 5,806
  Income taxes, net of refunds                                   (75)      2,634      2,489

DETAIL OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Sale of land, building and equipment in exchange
   for note receivable                                            --         583         --
  Assets acquired through capital leases                       3,254       1,654         --

  Acquisition of businesses:
   Working capital, other than cash                           (1,999)     (1,291)    (1,327)
   Property, plant and equipment                                (161)       (373)      (152)
   Other assets                                               (4,311)     (5,833)    (3,938)
   Liabilities assumed in acquisition                          3,211       1,067         --
                                                            ----------------------------------
   Net cash used to acquire businesses                        (3,260)     (6,430)    (5,417)
  Conversion of senior subordinated debentures and
   related interest                                           20,142          --         --
   into shares of common stock
  Notes receivable under stock option plans                    1,398          --         --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INDUSTRY SEGMENT DATA

Information about the Company's operations (excluding Education Centers except for identifiable assets balances) in different industries is as follows:

                                                                                               Restated
                                                                                      -------------------------
(dollars in thousands)                                                       1995         1994         1993
---------------------------------------------------------------------------------------------------------------
NET REVENUES:

  ICS Learning Systems                                                    $143,021     $122,815      $101,319
  Steck-Vaughn Publishing Corporation                                       58,226       53,608        53,156
  National Education Training Group                                         54,350       61,937        68,259
  Other                                                                      3,001        3,254         1,438
                                                                        ---------------------------------------
Total Net Revenues                                                        $258,598     $241,614      $224,172
                                                                        ---------------------------------------
OPERATING INCOME (LOSS):
  ICS Learning Systems operating income before amortization of prior
   period deferred marketing and unusual items                            $ 13,628     $ 15,909      $ 21,368
    Amortization of prior period deferred marketing                         (1,470)     (19,836)           --
    Unusual items                                                           (4,549)          --            --
                                                                        ---------------------------------------
  ICS Learning Systems                                                       7,609       (3,927)       21,368
                                                                        ---------------------------------------
  Steck-Vaughn Publishing Corporation operating income before
   unusual items                                                            10,469       10,459        13,074
    Unusual items                                                             (970)          --            --
                                                                        ---------------------------------------
  Steck-Vaughn Publishing Corporation                                        9,499       10,459        13,074
                                                                        ---------------------------------------
  National Education Training Group operating loss before unusual items    (15,375)     (13,993)      (25,950)
    Unusual items                                                          (74,567)          --        (9,232)
                                                                        ---------------------------------------
  National Education Training Group                                        (89,942)     (13,993)      (35,182)
                                                                        ---------------------------------------
  Other                                                                        764          (50)         (657)
                                                                        ---------------------------------------
  Total segment operating loss                                             (72,070)      (7,511)       (1,397)
  General corporate expenses                                                (6,632)      (6,582)      (10,896)
  Interest (expense) and investment income, net                             (6,029)      (3,102)       (3,163)
  Other income                                                                 307          492           138
  Unusual items                                                             (1,644)          --            --
  Gain on sale of stock                                                         --        3,247        21,120
                                                                        ---------------------------------------
Income (Loss) Before Income Taxes (Benefit) and Minority Interest         $(86,068)    $(13,456)     $  5,802
                                                                        ---------------------------------------
IDENTIFIABLE ASSETS:
  ICS Learning Systems                                                    $ 44,180     $ 48,194      $ 60,576
  Steck-Vaughn Publishing Corporation                                       65,529       58,922        56,394
  National Education Training Group                                         27,748       84,918        93,592
  Education Centers                                                             --           --        58,525
  Other                                                                      1,298        1,756           795
                                                                        ---------------------------------------
  Segments subtotal                                                        138,755      193,790       269,882
  Corporate assets                                                          46,507       50,588        55,123
  Education Centers assets held for disposition                                 --       25,867            --
                                                                        ---------------------------------------
Total Assets                                                              $185,262     $270,245      $325,005
                                                                        ---------------------------------------

TOTAL DEPRECIATION AND AMORTIZATION (INCLUDING AMORTIZATION OF PRIOR
 PERIOD DEFERRED MARKETING):
  ICS Learning Systems                                                    $  3,196     $ 21,055      $    920
  Steck-Vaughn Publishing Corporation                                        2,001        1,564         1,157
  National Education Training Group                                          2,857        3,999         9,315
  Other                                                                         11           63            33
                                                                        ---------------------------------------
Total Segments                                                            $  8,065     $ 26,681      $ 11,425
                                                                        ---------------------------------------
CAPITAL EXPENDITURES, INCLUDING CAPITAL LEASES:
  ICS Learning Systems                                                    $  5,510     $  4,887      $  2,209
  Steck-Vaughn Publishing Corporation                                          939          890         2,804
  National Education Training Group                                          1,118        1,929         2,591
  Other                                                                         13          249            76
                                                                        ---------------------------------------
Total Segments                                                            $  7,580     $  7,955      $  7,680
                                                                        ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets out the amount of consolidated net revenues, operating income (loss) and identifiable assets by geographic area:

                                                                            Restated
                                                                    -------------------------
(dollars in thousands)                                     1995         1994         1993
---------------------------------------------------------------------------------------------
NET REVENUES:
  United States                                         $193,367     $185,624      $165,530
  Europe                                                  34,324       26,815        28,000
  Canada                                                  18,115       16,579        19,547
  Other foreign                                           12,792       12,596        11,095
                                                      ---------------------------------------
Total Net Revenues                                      $258,598     $241,614      $224,172
                                                      ---------------------------------------
OPERATING INCOME(LOSS):
  United States operating income before amortization
   of prior period deferred marketing and unusual
   items                                                $ 11,678     $ 13,016      $  4,582
    Amortization of prior period deferred marketing       (1,164)     (14,949)           --
    Unusual items                                        (72,723)          --        (9,232)
                                                      ---------------------------------------
  United States                                          (62,209)      (1,933)       (4,650)
                                                      ---------------------------------------
  European operating loss before amortization of
   prior period deferred marketing and unusual items      (3,617)      (4,029)       (1,902)
    Amortization of prior period deferred marketing           --         (822)           --
    Unusual items                                         (8,692)          --            --
                                                      ---------------------------------------
  Europe                                                 (12,309)      (4,851)       (1,902)
                                                      ---------------------------------------
  Canada operating income before amortization of
   prior period deferred marketing                            99          258         2,032
    Amortization of prior period deferred marketing         (306)      (3,456)           --
                                                      ---------------------------------------
  Canada                                                    (207)      (3,198)        2,032
                                                      ---------------------------------------
  Other foreign operating income before amortization
   of prior period deferred marketing and unusual
   items                                                   2,970        3,080         3,123
    Amortization of prior period deferred marketing           --         (609)           --
    Unusual items                                           (315)          --            --
                                                      ---------------------------------------
  Other foreign                                            2,655        2,471         3,123
                                                      ---------------------------------------
Total Segment Operating Loss                            $(72,070)    $ (7,511)     $ (1,397)
                                                      ---------------------------------------
IDENTIFIABLE ASSETS:
  United States                                         $110,481     $163,640      $223,305
  Europe                                                  17,546       18,968        26,964
  Canada                                                   6,452        7,422        14,417
  Other foreign                                            4,276        3,760         5,196
                                                      ---------------------------------------
Total Segment Assets                                    $138,755     $193,790      $269,882
                                                      ---------------------------------------


The Company's operations are conducted in the United States, Canada, United Kingdom, Germany, Australia, New Zealand and Singapore.

Operating income by segment and geographic area includes net revenues less operating expenses. The operating income (loss) by segment and geographic area excludes general corporate expenses, net interest expense and income taxes. Unusual items are more fully described in the Notes to the Consolidated Financial Statements. Intersegment sales were immaterial for all years presented. Identifiable assets are those assets used in the Company's operations in each segment and geographic area and exclude corporate assets and Education Centers assets held for disposition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for 1995 and 1994. The 1995 periods presented were restated to reflect deferring certain selling and marketing costs incurred during interim periods and fully amortizing them within the calendar year when the related revenue is recognized. SOP 93-7 does not permit restatement of the periods for 1994. The 1994 results were restated to reflect the change at Steck-Vaughn from the LIFO to the FIFO method of accounting for inventory. The restated results together with a reconciliation to the previously reported amounts are as follows:

                                                              First       Second       Third     Fourth
(amounts in thousands, except per share amounts)            Quarter      Quarter     Quarter    Quarter
--------------------------------------------------------------------------------------------------------
1995
NET REVENUES                                                $ 55,959     $ 62,264    $ 72,029   $ 68,346
 Income (loss) before amortization of acquired intangible
  assets, amortization of prior period deferred
  marketing, unusual items, nonoperating items, income
  taxes (benefit) and minority interest                       (2,859)      (3,599)      8,167      2,747
   Amortization of acquired intangible assets                    565          545         219        273
   Amortization of prior period deferred marketing             1,311          159          --         --
   Unusual items, net                                             --       77,805          --      3,925
   Other nonoperating expenses                                 1,332        1,567       1,496      1,327
   Income taxes (benefit)                                         --           --          --         --
   Minority interest                                              90          350         625         90
                                                           ---------------------------------------------
NET INCOME (LOSS)                                           $ (6,157)    $(84,025)   $  5,827   $ (2,868)
                                                           ---------------------------------------------
  Earnings (loss) per share                                 $   (.21)    $  (2.79)   $    .18   $   (.08)
                                                           ---------------------------------------------
Net income (loss) as previously reported                    $ (8,508)    $(81,970)   $  2,395   $    860
Adjustment for interim deferral of selling and promotion       6,884       (2,055)      1,502     (6,331)
expense
Tax impact of accounting change                               (4,533)          --       1,930      2,603
                                                           ---------------------------------------------
Net Income (loss) as restated                               $ (6,157)    $(84,025)   $  5,827   $ (2,868)
                                                           ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                First     Second       Third     Fourth
(amounts in thousands, except per share amounts)              Quarter    Quarter     Quarter    Quarter
--------------------------------------------------------------------------------------------------------
1994
NET REVENUES                                                $ 49,472    $ 58,337   $  63,339   $ 70,466
 Income (loss) before amortization of acquired
  intangible assets, amortization of prior period
  deferred marketing, nonoperating items, gain on
  sale of stock, income taxes (benefit) and minority
  interest                                                    (6,199)      2,826       1,805      9,135
   Amortization of acquired intangible assets                    426         427         530        441
   Amortization of prior period deferred marketing             7,369       5,837       4,007      2,623
   Other nonoperating (income) expenses                          844         (87)        892        961
   Gain on sale of stock                                          --          --          --     (3,247)
   Income taxes (benefit)                                     (3,626)       (299)       (111)     3,481
   Minority interest                                             129         384         601         78
                                                           ---------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     (11,341)     (3,436)     (4,114)     4,798
   Loss from discontinued operations                          (2,008)     (7,412)         --         --
   Loss on disposal of discontinued operations                    --     (40,032)         --         --
                                                           ---------------------------------------------
NET INCOME (LOSS)                                           $(13,349)   $(50,880)  $  (4,114)  $  4,798
                                                           ---------------------------------------------

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS        $   (.38)   $   (.12)  $    (.14)  $    .16
                                                           ---------------------------------------------

EARNINGS (LOSS) PER SHARE                                   $   (.45)   $  (1.72)  $    (.14)  $    .16
                                                           ---------------------------------------------

Net income (loss) as previously reported                    $(13,382)   $(50,923)  $  (4,148)  $  4,528
Adjustment to publishing costs and materials for
 inventory accounting change                                      65          85          75        529
Impact of accounting change on minority interest                  (7)         (9)        (12)       (52)
Tax impact of accounting change                                  (25)        (33)        (29)      (207)
                                                           ---------------------------------------------
Net income (loss) as restated                               $(13,349)   $(50,880)  $  (4,114)  $  4,798
                                                           ---------------------------------------------

                 National Education Corporation and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

                                      Balance at   Charge/(Credit)                       Balance at
                                    Beginning of     to Costs and     Deductions/            End of
Classification                            Period         Expenses           Other            Period
----------------------------------------------------------------------------------------------------
YEAR END 1995:
Allowance for doubtful receivables      $ 2,787         $ 1,642         $ (1,687)          $ 2,742
Reserve for inventories                   2,145           1,626               85             3,856
Accumulated amortization of
acquired intangible assets               89,005           1,602          (77,274) (A)       13,333


YEAR END 1994:
Allowance for doubtful receivables      $10,437         $(1,304)        $ (6,346)          $ 2,787
Reserve for inventories                   2,437             (98)            (194)            2,145
Accumulated amortization of
acquired intangible assets               95,635           1,824           (8,454) (B)       89,005


YEAR END 1993:  (C)
Allowance for doubtful receivables      $10,119         $ 4,664         $ (4,346)          $10,437
Reserve for inventories                   1,982             391               64             2,437
Accumulated amortization of
acquired intangible assets               78,865           4,775           11,995  (D)       95,635


A) This amount represents the write-off of intangible assets of NETG and Spectrum, a subsidiary of NETG.

B) This amount primarily represents the Education Centers reclassification to net assets held for disposition.

C) Balances have not been restated to exclude the discontinued Education
   Centers.

D) This amount primarily represents the write-off of intangible assets for NETG of $9,232,000 and the Education Centers of $2,766,000.

                             EXHIBITS FILED HEREIN

                                                                                           Sequentially
Exhibit                                                                                    Numbered
Number        Description                                                                  Page
------        -----------                                                                  ----
3.1           Restated Certificate of Incorporation of the
              National Education Corporation    . . . . . . . . . . . . . . . . . . . .

10.18         Second Amendment to Credit Agreement, dated
              December 21, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.22         Renewal and Extension Agreement between National
              Education Corporation and Steck-Vaughn Publishing
              Corporation, effective December 31, 1995    . . . . . . . . . . . . . . .

10.23         First Amendment to Stock Option Agreement between
              National Education Corporation and Steck-Vaughn
              Publishing Corporation, effective December
              31, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.24         Letter Amendment to Stock Option Agreement
              between National Education Corporation and
              Steck-Vaughn Publishing Corporation, dated
              February 1, 1996    . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.26         Credit Agreement among National Education
              Corporation, certain banks and BZW Division of
              Barclays Bank PLC, as Agent, dated  January
              19, 1996 (Confidential treatment under
              Rule 24b-2 has been requested for portions
              of this exhibit)    . . . . . . . . . . . . . . . . . . . . . . . . . . .

11.1          Calculation of Primary Earnings Per Share   . . . . . . . . . . . . . . .

11.2          Calculation of Fully Diluted Earnings Per Share   . . . . . . . . . . . .

18            Letter from Price Waterhouse LLP regarding change
              in accounting principles (23)   . . . . . . . . . . . . . . . . . . . . .

21            Subsidiaries of National Education Corporation    . . . . . . . . . . . .

23            Consent of Price Waterhouse LLP   . . . . . . . . . . . . . . . . . . . .

27.1          Financial Data Schedule   . . . . . . . . . . . . . . . . . . . . . . . .