Form 10-Q
period 1996-03-31
NATIONAL EDUCATION CORP
filed 1996-05-09
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________


FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996

OR
" TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to

Commission file number       1-6981



     NATIONAL EDUCATION CORPORATION
     (Exact name of registrant as specified in its charter)



     Delaware  I.R.S. No. 95-2774428
(State or other jurisdiction of incorporation or organization)   (I.R.S.
Employer Identification No.)


     2601 Main Street, Suite 700  Irvine, California  92714
     (Address of principal executive offices, including zip code)

          714/474-9400
          (Registrant's telephone number, including area code)

          18400 Von Karman Avenue, Irvine, California  92715-1594
          (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 35,244,514 common stock shares outstanding at May 1, 1996

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(amounts in thousands, except per share amounts)                           1996        1995
_______________________________________________________________________________________________
Tuition and Contract Revenues                                           $ 43,908     $ 44,812
Publishing Revenues                                                       15,461       11,147
                                                                        _____________________
Net Revenues                                                              59,369       55,959
Costs and Expenses:
    Contract course materials and service costs                           16,210       17,596
    Publishing costs and materials                                         5,157        3,356
    Product development                                                    5,437        5,055
    Selling and promotion                                                 21,937       23,500
    General and administrative                                             7,639        9,311
    Amortization of prior period deferred marketing                           --        1,311
    Amortization of acquired intangible assets                               378          565
    Interest expense                                                       2,021        1,977
    Investment income                                                       (412)        (409)
    Other expense (income)                                                    61         (236)
                                                                        _____________________
Income (Loss) Before Tax Provision and Minority Interest                     941       (6,067)
    Tax provision                                                            141           --
                                                                        _____________________
Income (Loss) Before Minority Interest                                       800       (6,067)
    Minority interest in consolidated subsidiary                             135           90
                                                                        _____________________
Net Income (Loss)                                                       $    665     $ (6,157)
                                                                        =====================
Earnings (Loss) Per Share                                               $    .02     $   (.21)
                                                                        =====================
Weighted Average Number of Shares Outstanding:
    Primary shares                                                        36,265       29,632
    Fully diluted shares                                                  38,697       36,932

Unaudited
See accompanying notes and management's discussion and analysis.

/TABLE

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                March 31,        December 31,       March 31,
(dollars in thousands)                                                            1996              1995              1995
__________________________________________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents                                                   $  19,437        $   22,120        $  25,280
  Investment securities                                                           1,503             1,748            2,219
  Receivables, net of allowance of $2,481, $2,742 and $1,585                     32,047            36,397           31,426
  Inventories and supplies                                                       33,771            31,847           25,098
  Net assets held for disposition                                                    --                --           24,411
  Income tax receivable                                                           9,313             9,313            9,313
  Prepaid and deferred marketing expenses                                        14,453             2,675           13,834
  Other current assets                                                            9,830            10,765           17,063
                                                                              ____________________________________________
   Total current assets                                                         120,354           114,865          148,644
Land, buildings and equipment, less accumulated
  depreciation of $31,166, $31,992 and $63,200                                   24,631            24,028           26,146
Acquired intangible assets, less accumulated amortization
  of $9,551, $13,333 and $89,590                                                 12,919            13,428           52,307
Deferred income taxes                                                            24,768            24,768           28,482
Other assets                                                                      6,199             8,173            9,034
                                                                              ____________________________________________
                                                                              $ 188,871        $  185,262        $ 264,613
                                                                              ============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            $  13,961        $    6,072        $   7,168
  Accrued expenses                                                               23,627            29,022           28,853
  Accrued short-term restructuring charges                                        6,044             8,246               --
  Accrued salaries and wages                                                      6,530             5,627            6,750
  Accrued disposition costs                                                          --                --           23,281
  Deferred contract revenues                                                      6,421             7,421           12,507
  Current portion of long-term debt and short-term borrowings                     4,366            12,338            9,382
  Accrued and deferred income taxes                                              14,281            14,446           10,712
                                                                              ____________________________________________
   Total current liabilities                                                     75,230            83,172           98,653
                                                                              ____________________________________________
Liabilities Payable After One Year
  Long-term debt, less current portion                                           18,330             8,839            6,222
  Senior subordinated convertible debentures                                         --                --           20,000
  Convertible subordinated debentures                                            57,494            57,494           57,494
  Accrued long-term restructuring charges                                        10,059            10,089               --
  Other noncurrent liabilities                                                    8,985             8,683            7,818
                                                                              ____________________________________________
                                                                                 94,868            85,105           91,534
                                                                              ____________________________________________
Minority Interest in Equity of Consolidated Subsidiary                            9,656             9,504            8,216
                                                                              ____________________________________________

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                March 31,        December 31,       March 31,
(dollars in thousands)                                                            1996              1995              1995
_____________________________________________________________________________________________________________________________
Stockholders' Equity
  Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued          --                --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
   35,940,321, 35,820,468 and 30,275,381 shares issued                            2,166             2,166            2,110
  Additional paid-in capital                                                    155,418           155,100          133,043
  Accumulated deficit                                                          (135,819)         (136,484)         (56,401)
  Unrealized gain on available-for-sale securities, net of tax                       13                10               21
  Cumulative foreign exchange translation adjustment                             (6,808)           (7,005)          (7,655)
  Notes receivable under stock option plans                                        (945)           (1,398)              --
                                                                              ____________________________________________
                                                                                 14,025            12,389           71,118
  Less common stock in treasury, 697,556 shares                                  (4,908)           (4,908)          (4,908)
                                                                              ____________________________________________
   Total stockholders' equity                                                     9,117             7,481           66,210
                                                                              ____________________________________________
                                                                              $ 188,871        $  185,262        $ 264,613
                                                                              ============================================

Unaudited
See accompanying notes and management's discussion and analysis.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(amounts in thousands, except per share amounts)                           1996        1995
_______________________________________________________________________________________________
Cash Flows From Operating Activities:
  Net income (loss)                                                     $    665     $ (6,157)
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
    Depreciation and amortization                                          1,213        1,372
    Amortization of acquired intangible assets                               378          565
    Amortization of prior period deferred marketing                           --        1,311
    Provision for doubtful accounts                                          (50)         110
    (Gain) loss on foreign currency exchange                                  50         (239)
    Change in assets and liabilities:
     Receivables, net                                                      7,016       14,213
     Inventories and supplies                                             (1,922)      (1,131)
     Prepaid and deferred marketing expenses                             (11,782)     (10,567)
     Accounts payable and accrued expenses                                 3,236          (44)
     Accrued restructuring reserve                                        (2,072)          --
     Accrued and deferred income taxes                                      (124)        (245)
     Deferred contract revenues                                             (978)         448
     Other                                                                   785         (981)
                                                                        _____________________
  Net cash from operating activities                                      (3,585)      (1,345)
                                                                        _____________________
Cash Flows For Investing Activities:
  Additions to land, building and equipment                               (1,915)      (1,988)
  Dispositions of land, buildings and equipment                               64           96
  Proceeds from the sale or redemption of securities                         250        8,682
  Discontinued operations                                                     --         (379)
                                                                        _____________________
  Net cash for investing activities                                       (1,601)       6,411
                                                                        _____________________
Cash Flows From Financing Activities:
  Reductions of long-term debt                                              (514)        (225)
  Changes in short-term borrowings                                         2,028        2,949
  Minority interest in earnings of consolidated subsidiary                   152           (5)
  Common stock, stock options and related tax benefits                       318           --
  Payments received on notes receivable under stock option plans             453           --
                                                                        _____________________
  Net cash from financing activities                                       2,437        2,719
                                                                        _____________________
Effect of exchange rate changes on cash                                       66          198
                                                                        _____________________

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)
                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(amounts in thousands, except per share amounts)                           1996        1995
_______________________________________________________________________________________________
Net change in cash and equivalents                                        (2,683)       7,983
Cash and equivalents at the beginning of the period                       22,120       17,297
                                                                        _____________________
Cash and equivalents at the end of the period                           $ 19,437     $ 25,280
                                                                        =====================

Unaudited
See accompanying notes and management's discussion and analysis.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)


NOTE 1 - Summary of Accounting Policies
_________________________________________

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies, and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

The Company accounts for its advertising costs in accordance with AICPA Statement of Position No. 93-7 ("SOP 93-7"), "Reporting on Advertising Costs". This SOP 93-7 generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. As a result of the adoption of SOP 93-7 in 1994, a deferred marketing balance of $1,470,000 remained at December 31, 1994, of which $1,311,000 was amortized in the first quarter of 1995 in accordance with SOP 93-7.

Certain prior year amounts have been reclassified to conform with the 1996 presentation.

NOTE 2 - Restructuring
_________________________________________

NETG experienced significant operating losses over the past several years. In the second quarter of 1995 management concluded that NETG could not return to profitability in the foreseeable future without significant changes in its operating structure and business direction. Accordingly, the Company approved a restructuring plan for NETG in June 1995 to discontinue certain product lines and to reorganize its sales and marketing efforts to enhance its channels of distribution. This restructure plan resulted in an unusual charge of $28,652,000 ($.90 per share). In the fourth quarter of 1995, NETG further reduced its organization in Germany and recorded a restructure charge of $1,952,000 ($.06 per share). No tax benefits were provided on these charges. The charges include severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products and other restructuring related items such as charges related to canceled contracts and agreements. In addition, in the second quarter of 1995, the goodwill balance at NETG of $47,509,000 was written-off.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)


NOTE 2 - Restructuring (continued)
_________________________________________

Set forth below is a summary of the restructuring activity for the first quarter of 1996.

                                                     Excess      Severance
(dollars in thousands)                             Facilities    Payments        Other        Total
_______________________________________________________________________________________________________
Accrued restructuring at December 31, 1995          $  14,557    $   2,611    $      546    $  17,714
Cash paid                                              (1,102)        (740)         (219)      (2,061)
                                                    ___________________________________________________
Accrued restructuring at March 31, 1996             $  13,455    $   1,871    $      327    $  15,653
                                                    ===================================================

NOTE 3 - Business Disposition
_________________________________________

At March 31, 1995, the estimated net realizable value of the discontinued Education Centers' assets was segregated on the balance sheet as net assets held for disposition and liabilities associated with the cost of completing the transaction and providing for future obligations retained by the Company were segregated as accrued disposition costs. As of December 31, 1995, substantially all of the operations and schools were sold or closed.

As of December 31, 1995 and March 31, 1996, the remaining liabilities, which include accrued expenses for outstanding litigation and regulatory matters, and obligations to maintain and service future financial aid and accounting reporting requirements, are offset by certain notes receivable from buyers in connection with the sale of schools. Since the net amount of these assets and liabilities was not material to the consolidated financial statements of the Company, the amounts were not segregated on the balance sheet.

NOTE 4 - Earnings (Loss) Per Share
_________________________________________

Primary earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted earnings (loss) per share were anti-dilutive for both periods and are not presented.

Effective September 11, 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 of the Company's common stock. Loss per share for first quarter of 1995 on a pro forma basis, assuming the conversion had taken place at January 1, 1995, would have been ($.16) compared to the reported loss per share of ($.21).

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)


NOTE 5 - Statements of Cash Flows Supplementary Information
_________________________________________

                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(amounts in thousands, except per share amounts)                           1996        1995
_______________________________________________________________________________________________
Cash Paid During the Period For:
Interest expense                                                        $    852     $  1,385
Income taxes, net of income tax refunds                                      197          249

Detail of Noncash Investing and Financing Activities:
Assets acquired through capital leases                                  $      3     $     84

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                                               Three Months Ended
                                                                   March 31,
                                                              _____________________                 Percent
(dollars in thousands)                                          1996        1995       Variance      Change
___________________________________________________________________________________________________________
Net Revenues
   ICS Learning Systems                                       $  34,006   $  33,944    $     62        0.2%
   Steck-Vaughn Publishing                                       15,461      11,147       4,314       38.7
   NETG                                                           9,363      10,016        (653)      (6.5)
   Other                                                            539         852        (313)     (36.7)
                                                              __________________________________
Total Net Revenues                                            $  59,369   $  55,959    $  3,410        6.1
                                                              ==================================
Operating Income (Loss)
   ICS Learning Systems before amortization                   $   2,904   $   2,525    $    379       15.0
    Amortization of prior year deferred marketing                    --      (1,311)      1,311        n/m
                                                              __________________________________
   ICS Learning Systems                                           2,904       1,214       1,690      139.2
   Steck-Vaughn Publishing                                        1,035         646         389       60.2
   NETG                                                              53      (4,994)      5,047        n/m
   Other                                                             77         166         (89)     (53.6)
                                                              __________________________________
Total Segment Operating Income (Loss)                             4,069      (2,968)      7,037        n/m
   General corporate expenses                                    (1,458)     (1,767)        309       17.5
   Interest expense                                              (2,021)     (1,977)        (44)      (2.2)
   Investment income                                                412         409           3        0.7
   Other (expense) income                                           (61)        236        (297)       n/m
                                                              __________________________________
Income (Loss) Before Tax Provision and Minority Interest            941      (6,067)      7,008        n/m
   Tax provision                                                    141          --         141        n/m
                                                              __________________________________
Income (Loss) Before Minority Interest                              800      (6,067)      6,867        n/m
   Minority interest                                                135          90          45       50.0
                                                              __________________________________
Net Income (Loss)                                             $     665   $  (6,157)   $  6,822        n/m
                                                              ==================================

n/m: Not meaningful.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Detailed Segment Operating Results:

(dollars in thousands)                              Three Months Ended March
31, 1996
_______________________________________________________________________________
___________________________________
                                                                    ICSSteck-
                                                                 LearningVaughn
                                                      Total       Systems
Publishing                                            NETG         Other

______________________________________________________________
Net Revenues                                        $  59,369    $  34,006    $
15,461                                              $   9,363    $     539

Costs and Expenses:
   Contract course materials and service costs         16,210       13,532    -
- -    2,396                                                282
   Publishing costs and materials                       5,157           --
     5,157                                                 --           --
   Product development                                  5,437        1,033
2,666                                                   1,738           --
   Selling and promotion                               21,937       13,058
4,989                                                   3,775          115
   General and administrative                           6,185        3,451
1,268                                                   1,401           65
   Amortization of acquired intangible assets             374           28
346                                                 --           --

______________________________________________________________
Segment Operating Income                            $   4,069    $   2,904    $
1,035                                               $      53    $      77

==============================================================

(dollars in thousands)                              Three Months Ended March
31, 1995
_______________________________________________________________________________
___________________________________
                                                                    ICSSteck-
                                                                 LearningVaughn
                                                      Total       Systems
Publishing                                            NETG         Other

______________________________________________________________
Net Revenues                                        $  55,959    $  33,944    $
11,147                                              $  10,016    $     852
Costs and Expenses:
Contract course materials and service costs            17,576       12,573    -
- -    4,524                                                479
Publishing costs and materials                          3,376           --
     3,376                                                 --           --
Product development                                     5,055          608
2,306                                                   2,141           --
Selling and promotion                                  23,500       15,561
3,420                                                   4,377          142
General and administrative                              7,549        2,635
1,215                                                   3,634           65
Amortization of prior period deferred marketing         1,311        1,311    -
- -    --                                                    --
Amortization of acquired intangible assets                560           42
184                                                 334          --

______________________________________________________________
Segment Operating Income (Loss)                     $  (2,968)   $   1,214    $
646  $                                              (4,994) $    166

==============================================================

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
_______________________________________________________________________________

Revenues of $59,369,000 for the three months ended March 31, 1996 were $3,410,000, or 6.1% higher than revenues of $55,959,000 in the prior year. Net income was $665,000, or $.02 per share, compared to a net loss of ($6,157,000), or ($.21) per share, in 1995. All segments of the Company had increased operating income for the quarter compared to the same period in the prior year.

The operating results for the first quarter of 1996 are significantly better than the comparable period in 1995 principally due to the turnaround of NETG which experienced operating income of $53,000 compared to an operating loss of ($4,994,000) for the quarters ended March 31, 1996 and 1995, respectively. The improvement in operating results at NETG was due in large part to the restructuring actions taken in the second quarter of 1995 as explained more fully in the discussion of the NETG operating results which follow.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ICS Learning Systems:

                                                         Three Months Ended
                                                            March 31,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ________________________________________________________________________________________
   Revenues:
   Traditional Distance Education - Domestic           $  19,257   $  20,145        (4.4)%
   Traditional Distance Education - International         10,992      10,497         4.7
   Industrial and Business                                 2,443       2,048        19.3
   MicroMash                                               1,314       1,254         4.8
                                                       ______________________
      Total Revenues                                   $  34,006   $  33,944         0.2
                                                       ======================
   Traditional Business:
     New Enrollments:
      Domestic                                            80,847      79,726         1.4
      International                                       31,149      36,632       (15.0)
                                                       ______________________
     Total New Enrollments                               111,996     116,358        (3.7)
                                                       ======================
     Gross Enrollment Value (GEV):
      Domestic                                         $  46,760   $  61,692       (24.2)
      International                                       23,704      22,527         5.2
                                                       ______________________
     Total GEV                                         $  70,464   $  84,219       (16.3)
                                                       ======================
     Selling and Promotion Spending:
      Domestic                                         $  13,411   $  14,519        (7.6)
      International                                        5,871       6,658       (11.8)
                                                       ______________________
     Total Selling and Promotion Spending              $  19,282   $  21,177        (8.9)
                                                       ======================
     Unearned Gross Future Tuition Revenue             $ 157,048   $ 176,194       (10.9)
                                                       ======================
     Estimated realization of future tuition revenue         51%         44%        15.9

   ICS revenues of $34,006,000 were $62,000, or 0.2%, more than the comparable period last year. Traditional domestic revenues were lower than the prior year by $888,000 or 4.4% due primarily to the elimination of the sale of computer hardware with PC courses for all enrollments after September 15, 1995. Traditional domestic enrollments were up 1.4%. Domestic telesales enrollments continued to increase while traditional enrollments declined. The conversion rate of domestic inquiries increased from 8.9% to 11.2% although inquiries were down 19.2%. Domestic gross enrollment value (GEV) decreased $14,932,000 or 24.2% partially because of the decrease in the average contract price as a result of eliminating the sale of hardware from PC courses and a 7.6% decrease in selling and promotion spending.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ICS Learning Systems (continued):

   International revenue increased $495,000 or 4.7% more than the comparable period last year. Revenues in Canada increased $855,000 or 21% over the prior year period due to an enrollment increase of 12.5% and a larger mix of higher priced courses. International Mail Sales revenue increased $134,000 or 10.7%. These increases were partially offset by lower revenue in Australia caused by telesales understaffing and lower revenue in the U.K. as a result of advertising underspending. New enrollments decreased by 15.0% primarily as a result of the lower performance in Australia and the U.K. Although new enrollments declined, the GEV increased 5.2% due to a 35.5% increase in Canada and a 23.3% increase at IMS, offset by lower performance in Australia and the U.K. The increase in GEV in Canada is a result of a 12.5% increase in enrollments, as well as higher average contract price due to a larger mix of higher priced courses.

   Course service costs increased $959,000 or 7.6% due to increased cost of better customer service initiatives, volume related increase in costs of the Business and Industrial segment, and increased cost of higher priced PC courses in Canada. The customer service initiatives are aimed at decreasing non-starts and increasing completions, thus increasing revenue realization. The cost increases were partially offset by lower PC shipments in the U.S. and volume related lower costs in the U.K. and Australia.

   Product development expense increased $425,000 or 69.9% due to more courses under development in the 1996 first quarter compared to 1995. As a result of the spending, ICS traditional business expects to introduce approximately nine courses in 1996 versus four courses in 1995.

   Selling and promotional expenses decreased $3,814,000 or 22.6% due to lower advertising spending on lower margin yielding media in the U.S., Canada and the U.K., as well as savings in the U.K. due to reduced telesales activity and overall underspending for advertising. Additionally, the 1995 expenses included $1,311,000 of amortization of prior period deferred marketing costs from 1994 which, under SOP 93-7, were required to be written-off in the first quarter of 1995. There were no such deferred costs written-off in 1996.

   General and administrative expense increased $816,000 or 31.0% as a result of higher information systems expenses related to system integration, increased costs related to the Business and Industrial segment and higher payroll in the U.K.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing:

                                                          Three Months Ended
                                                            March 31,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   __________________________________________________________________________________________
   Revenues:
   Elementary/High School                              $   7,152   $   5,820        22.9%
   Adult Education                                         2,821       2,865        (1.5)
   Library                                                 3,719       2,462        51.1
   Summit                                                  1,769          --         n/m
                                                       =====================
      Total                                            $  15,461   $  11,147        38.7
                                                       =====================
   Operating Income:
   El/Hi, Adult Ed, Library                            $   1,251   $     646        93.7%
   Summit                                                   (216)         --         n/m

                                                       =====================
      Total                                            $   1,035   $     646        60.2
                                                       =====================

n/m: Not meaningful.

   Steck-Vaughn revenues of $15,461,000 increased $4,314,000 or 38.7% over the same quarter of the previous year, as the Company continued to reflect increases in the Elementary and Library markets, while adding the Summit Learning catalog business to reach individual decision makers within school buildings. Revenues were also augmented by general price increases of 10.1% and 5.7% effective September 1, 1995 and 1994, respectively.

   El/Hi sales for the first quarter increased 22.9% over last year. As in the fourth quarter, El/Hi sales increased primarily in the Company's traditional skills products for the elementary school market in reading, spelling, and math. Testing and assessment products continued to sell well. The strength of both of these types of products is indicative of the return of schools to teaching basic skills using traditional approaches and the increased use of standardized tests as a means of assessing students' progress and measuring the success of individual schools.

   Sales of Adult education products were relatively flat compared to last year's first quarter, as the limited availability of federal funds continued to hamper sales. Library sales were up 51.1% for the first quarter compared to the first quarter of 1995. Much of the sales growth was from the Company's exclusive distribution agreements with Wayland Publishers (effective January 1, 1996), Abdo & Daughters, and Larousse Kingfisher Chambers, Inc. In addition, Library sales were boosted by the release of the revised 53-volume Portrait of America series.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Steck-Vaughn Publishing (continued):

   Summit Learning sales of $1,769,000 were all incremental as a result of the acquisition of Summit in December 1995.

   Product cost and fulfillment expense as a percentage of revenues increased for the three-month period ended March 31, 1996, as compared to 1995, primarily due to the inclusion of the Summit Learning business for the first time. Product cost and fulfillment for the Company's publishing operations for the three months ended March 31, 1996, represented 29.4% of publishing revenues as compared to 30.1% for the same period in the previous year. Increases in the cost of print products resulted from the increase in products acquired through distribution agreements (which carry a higher cost) rather than internal development, the increased use of wholesalers to sell library titles, and the full absorption of paper price increases incurred during the past eighteen months. These cost increases were offset in part by the increased sales of testing products, which carry higher gross margins, and the decline in royalty expense due to the increase in products acquired through distribution agreements. Summit Learning's cost of product and fulfillment costs, at 63.0% of its revenues, reflect the non-proprietary nature of the product line.

   Product development expense increased due to the addition of a development office, the expansion of the library development office and more staffing as more of the design work is done internally.

   Selling and marketing costs increased for the three months ended March 31, 1996, as compared to the prior year, due to higher commissions which resulted from increased revenues and higher catalog expense due in part to the acceleration of the recognition of catalog expenses in accordance with the Company's adoption of accounting standard SOP 93-7. Sales and marketing costs also increased as the Company circulated two new smaller catalogs targeted to specific audiences during the first quarter. In addition, $716,000 of the total costs represents catalog expense recognized by Summit Learning.

   General and administrative expense for the three months ended March 31, 1996, increased as compared to the prior year due to the new Summit Learning division, filling staff vacancies, and increased information systems costs.

   For the first quarter, Summit Learning reported an operating loss reflecting the seasonally lower sales in the first quarter, the high investment in catalogs, and $65,000 in amortization of acquisition expenditures.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


NETG:

                                                          Three Months Ended
                                                            March 31,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   __________________________________________________________________________________________
   Revenues:
   Domestic                                            $   4,807   $   4,619         4.1%
   International                                           4,556       4,647        (2.0)
   Spectrum                                                   --         750         n/m
                                                       =====================
   Total Revenues                                      $   9,363   $  10,016        (6.5)
                                                       =====================

                                                                          Three Months Ended
                                                                               March 31,
                                                                        _______________________
                                                                            1996         1995
_______________________________________________________________________________________________
Number of Internally Developed Products Completed:
Client/Server                                                                  9            1
Mainframe                                                                     --            2
Desktop                                                                       14            1
Business Skills                                                               --           --
                                                                        =====================
   Total                                                                      23            4
                                                                        =====================

Number of Third Party Developed Products Completed:
Client/Server                                                                 10           13
Mainframe                                                                      8           14
Desktop                                                                       18            1
Business Skills                                                               41            7
                                                                        =====================
   Total                                                                      77           35
                                                                        =====================


   NETG revenues of $9,363,000 decreased $653,000, or 6.5% during the quarter due to Spectrum, which discontinued its operations in 1995. Excluding Spectrum, revenues increased 1.0%. Domestic revenues increased $188,000, or 4.1% principally due to increased revenue from client/server and desktop courses as the Company has increased its presence in these areas. These increases were partially offset by decreased Instructor Led Training (ILT)

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


NETG (continued):

   and mainframe courseware revenue. International revenue decreased $91,000, or 2.0%. This decrease was primarily due to an unfavorable exchange rate variance in the U.K. as the U.S. dollar strengthened. This decrease was partially offset by increased revenue in Germany, South Africa and Northern Asia. Consistent with domestic operations, international revenues for the client/server and desktop courses were up compared to the comparable period in the prior year.

   Operating income of $53,000 improved $5,047,000 over the operating loss of $4,994,000 reported in 1995. The turnaround of NETG is principally due to restructure actions undertaken in the second quarter of 1995 to reduce the cost structure and realign the business. These actions included discontinuing certain product lines, closing excess facilities, reducing headcount, writing-down inventory and fixed assets of certain product lines and cancelling of certain contracts and agreements.

   Course service costs decreased $2,128,000, or 47.0% principally as a result of restructuring related headcount reductions and the discontinuance of the Spectrum operation. Lower sales volume in the U.K., lower ILT volume, lower royalties and less overhead costs also contributed to the decrease. Product development expense decreased $403,000, or 18.8% due to the discontinuance of Spectrum and lower overhead costs as a result of the restructuring, partially offset by higher outside consulting costs.

   Selling and promotion expense decreased $602,000, or 13.8% due to the discontinuance of Spectrum, lower headcount and related expenses, and lower overhead due to the restructuring. General and administrative expenses decreased $2,233,000, or 61.4% due to restructure related reductions in headcount, depreciation, and facilities rent, as well as lower legal fees and the discontinuance of Spectrum.

Operating results of the ICS and NETG foreign operations by geographic region are discussed above. The first quarter foreign currency exchange loss, recorded to other (expense) income, was $61,000 compared to gains of $236,000 in the prior year.


Corporate and Other:

   General corporate expenses decreased $309,000 or 17.5% as a result of lower headcount and related expenses, as well as better cost control.

   The average total debt outstanding decreased compared to the first quarter of 1995 principally as a result of the conversion of the Company's 10% senior subordinated debentures into 5,021,000 shares of the Company's common stock in September 1995. Interest expense increased because of the additional interest on higher bank borrowings and amortization of financing fees incurred under the new bank credit agreement of January 19, 1996.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash, investment securities, cash provided from operations, and bank credit facilities. At March 31, 1996, the Company had $20,940,000 in cash and investment securities, of which $9,507,000 was held in the account of Steck-Vaughn. As of March 31, 1996, the Company had a revolving bank credit agreement in the amount of $20,000,000, of which $12,100,000 was outstanding. The revolving credit agreement expires January 19, 1998. The Company also has an intercompany credit agreement with Steck-Vaughn in the amount of $5,000,000 which expires June 30, 1996. At March 31, 1996, $3,000,000 was outstanding under the intercompany agreement and was eliminated in consolidation.

Steck-Vaughn has a revolving bank credit agreement in the amount of $15,000,000 with a maturity of June 10, 1997. No amounts were outstanding under the bank credit facility in the first quarter of 1996 or the first quarter of 1995.

In September 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 shares of the Company's common stock.

Effective April 30, 1996, the Company, through Steck-Vaughn, acquired all of the stock of Edunetics, Ltd., an Israeli corporation engaged in the development of educational software, for cash consideration of $12,000,000. Approximately $9,000,000 of the purchase price was financed under Steck-Vaughn's bank credit agreement and the remaining $3,000,000 was provided by existing cash and marketable securities. The acquisition will be accounted for using the purchase method of accounting. Accordingly, in the second quarter of 1996 the purchase price will be allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects will then be written-off in the second quarter of 1996 as required by generally accepted accounting principles.

On April 24, 1996, ICS Learning Systems signed a definitive agreement to acquire California College of Health Sciences (CCHS). CCHS provides healthcare self-study courses and four-year and master degree distance learning programs.

The Company expects that cash, marketable securities, the bank credit facilities, cash provided from operations, the intercompany credit agreement with Steck-Vaughn, and an expected IRS refund in the amount of approximately $10,000,000 will be sufficient to provide for planned working capital requirements, product development, capital expenditures, debt service and the pending acquisition of CCHS.

Net cash outflow from operating activities of $3,585,000 declined $2,240,000 from the negative cash flow of $1,345,000 reported in 1995. Despite the improvement in operating results, cash flow was negatively impacted by: 1) payment of $3,500,000, which was expensed in December 1995, as part of the project to produce approximately 110 client/server products to be delivered in the last half of 1996, 2) proceeds of $3,252,000 in the first quarter of 1995 from the sale of a start-up partnership venture in December 1994, and 3) cash payments of $2,072,000 related primarily to the 1995 NETG restructuring.

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




Date:  May 8, 1996

By  /s/ Keith K. Ogata
    ___________________________
    Keith K. Ogata
    Vice President, Chief Financial Officer
      and Treasurer

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS
(Item 6(a))

                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
 3.1       Restated Certificate of Incorporation of National
           Education Corporation (1)                                     *

 3.2       By-Laws of National Education Corporation, as amended (2)     *

10.1**     National Education Corporation Retirement Plan
           (Restated as of January 1, 1989 and as Amended through
           January 1, 1992) (3)                                          *

10.2**     Advanced Systems, Incorporated 1984 Stock Option and
           Stock Appreciation Rights Plan (4)                            *

10.3**     1986 Stock Option and Incentive Plan, as amended (5)          *

10.4**     Amended and Restated 1990 Stock Option and Incentive
           Plan (6)                                                      *

10.5**     Amended and Restated 1991 Directors' Stock Option and
           Award Plan (7)                                                *

10.6       Rights Agreement, dated October 29, 1986, between National
           Education Corporation and Bank of America National Trust
           and Savings Association, Rights Agent (including exhibits
           thereto) (8)                                                  *

10.7       Addendum No. 1 to Rights Agreement, dated August 5,
           1991 (9)                                                      *

10.8       Indenture, dated as of May 15, 1986, between National
           Education Corporation and Continental Illinois National
           Bank and Trust Company of Chicago, as Trustee (10)            *

10.9       Tripartite Agreement, dated as of May 31, 1990, among
           National Education Corporation, Continental Bank as
           Resigning Trustee, and IBJ Schroeder Bank & Trust Company
           as Successor Trustee (11)                                     *

10.10**    National Education Corporation Supplemental Executive
           Retirement Plan, as amended (12)                              *

10.11**    Supplemental Benefit Plan for Non-Employee Directors (13)     *

10.12**    Executive Employment Agreement between National Education
           Corporation and Sam Yau (14)                                  *

10.13      Intercompany Agreement Between National Education
           Corporation and Steck-Vaughn Publishing Corporation dated
           June 30, 1993 (the "Intercompany Agreement") (15)             *

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.14      First Amendment to Intercompany Agreement, dated
           June 10, 1994 (16)                                            *

10.15      Tax Sharing Agreement between National Education
           Corporation and Its Direct and Indirect Corporate
           Subsidiaries, dated January 1, 1993 (17)                      *

10.16      $13,500,000 Amended and Restated Credit Agreement
           among National Education Corporation, the Banks named
           therein and Bankers Trust Company as Agent, dated
           February 28, 1995 (the "Credit Agreement")
           (Confidential treatment under Rule 24b-2 has been
           granted for portions of this exhibit) (18)                    *

10.17      First Amendment and Limited Waiver to Credit Agreement,
           dated July 31, 1995 (19)                                      *

10.18      Second Amendment to Credit Agreement, dated December 21,
           1995 (20)                                                     *

10.19      Revolving Line of Credit Note and Option Agreement
           between National Education Corporation and Steck-Vaughn
           Publishing Corporation, dated February 28, 1995 (21)          *

10.20      Renewal and Extension Agreement between National
           Education Corporation and Steck-Vaughn Publishing
           Corporation, effective December 31, 1995 (22)                 *

10.21      First Amendment to Stock Option Agreement between
           National Education Corporation and Steck-Vaughn
           Publishing Corporation, effective December 31,
           1995 (23)                                                     *

10.22      Letter Amendment to Stock Option Agreement between
           National Education Corporation and Steck-Vaughn
           Publishing Corporation, dated February 1, 1996 (24)           *

10.23      Second Renewal and Extension Agreement and Second
           Amendment to Stock Option Agreement dated March 31,
           1996 between National Education Corporation and
           Steck-Vaughn Publishing Corporation (27)

10.24      Debenture Conversion Agreement among National Education
           Corporation and the Holders identified therein, dated
           August 31, 1995 (25)                                          *

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.25      Credit Agreement among National Education Corporation,
           certain banks and BZW Division of Barclays Bank PLC,
           as Agent, dated January 19, 1996 (the "BZW Credit
           Agreement") (Confidential treatment under Rule 24b-2
           has been requested for portions of this exhibit) (26)         *

10.26 Waiver and First Amendment to BZW Credit Agreement, dated April 9, 1996 (27)

10.27      Loan Agreement dated April 29, 1996, between
           Steck-Vaughn Company and NationsBank of Texas, N.A. (27)

11.1       Calculation of Primary Earnings Per Share (27)

11.2       Calculation of Fully Diluted Earnings Per Share (27)

27.1       Financial Data Schedule (27)

_____________
*     incorporated by reference from a previously filed document
**    denotes management contract or compensatory plan or arrangement

1) Incorporated by reference to Exhibit 3.1 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

2) Incorporated by reference to Exhibit 10 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

3) Incorporated by reference to Exhibit 10.1 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

4) Incorporated by reference to Exhibit 10.15 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1987, filed March 30, 1988.

5) Incorporated by reference to Exhibit 10.17 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

6) Incorporated by reference to Exhibit "B" filed with National Education Corporation's Proxy Statement, furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

7) Incorporated by reference to Exhibit "A" filed with National Education Corporation's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


8) Incorporated by reference to Exhibit 4.1 filed with National Education Corporation's Current Report on Form 8-K, dated October 29, 1986, filed October 30, 1986.

9) Incorporated by reference to Exhibit 10.19 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

10) Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to National Education Corporation's Registration Statement on Form S-3 (No. 33-5552), filed May 16, 1986.

11) Incorporated by reference to Exhibit 4 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

12) Incorporated by reference to Exhibit 10.17 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

13) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

14) Incorporated by reference to Exhibit 10.21 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

15) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, (No. 33-62334), filed June 17, 1993.

16) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994.

17) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1 (No. 33-62334), filed June 17, 1993.

18) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 13, 1994, filed March 31, 1995.

19) Incorporated by reference to Exhibit 10.22 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed on November 9, 1995.

20) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

21) Incorporated by reference to Exhibit 10.12 filed with Steck-Vaughn Publishing Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 29, 1995.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


22) Incorporated by reference to Exhibit 10.22 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

23) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

24) Incorporated by reference to Exhibit 10.24 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

25) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the first quarter ended September 30, 1995, filed November 9, 1995.

26) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

27)   Filed herewith.
