Form 10-K405/A
period 1995-12-31
NATIONAL EDUCATION CORP
filed 1996-07-26
CIK 277821

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                      ------------------------------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------


(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to __________________

                          Commission file number 1-6981

                         NATIONAL EDUCATION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  95-2774428
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

           2601 MAIN STREET
          IRVINE, CALIFORNIA                               92614
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 474-9400

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

================================================================================
                                  Page 1 of 68
                         Exhibit Index Appears on Page 8

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /x/   No
                                              ----      ----

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


                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference in this Form 10-K/A Amendment No. 1.



                                  Cover Page 2

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report:

         (1) Financial Statements: previously filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

         (2) Financial Statement Schedules: previously filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

         (3) Exhibits: Management contracts and compensatory plans and arrangements required to be filed as an exhibit to this Annual Report on Form 10-K are denoted with an "**" after the Exhibit number.

                                                                                     Sequentially
Exhibit                                                                                Numbered
Number       Description                                                                 Page
- ------       -----------                                                                 ----

3.1          Restated Certificate of Incorporation of the National Education
             Corporation (23) ........................................................    *

3.2          By-Laws of National Education Corporation, as amended (1)................    *

10.1 **      National Education Corporation Retirement Plan (Restated as of
             January 1, 1989 and as Amended through January 1, 1992) (2)..............    *

10.2 **      Advanced Systems, Incorporated 1984 Stock Option and Stock
             Appreciation Rights Plan (3).............................................    *

10.3 **      1986 Stock Option and Incentive Plan, as amended (4).....................    *

10.4 **      Amended and Restated 1990 Stock Option and Incentive Plan (5)............    *

10.5 **      Amended and Restated 1991 Directors' Stock Option and Award Plan (6).....    *

10.6         Rights Agreement, dated October 29, 1986, between National
             Education Corporation and Bank of America National Trust and
             Savings Association, Rights Agent (including exhibits thereto) (7).......    *

10.7         Addendum No. 1 to Rights Agreement, dated August 5, 1991 (8).............    *

10.8         Indenture, dated as of May 15, 1986, between National Education
             Corporation and Continental Illinois National Bank and Trust
             Company of Chicago, as Trustee (9).......................................    *

10.9         Tripartite Agreement Dated as of May 31, 1990, among National
             Education Corporation, Continental Bank as Resigning Trustee, and
             IBJ Schroder Bank & Trust Company as Successor Trustee (10)..............    *

10.10 **     National Education Corporation Supplemental Executive Retirement
             Plan, as amended (11)....................................................    *

                                                                                     Sequentially
Exhibit                                                                                Numbered
Number       Description                                                                 Page
- ------       -----------                                                                 ----
10.11 **     Supplemental Benefit Plan for Non-Employee Directors (12)................... *

10.12 **     Executive Employment Agreement between National Education Corporation and Sam Yau (13)............................................................ *

10.13        Intercompany Agreement Between National Education Corporation and
             Steck-Vaughn Publishing Corporation dated June 30, 1993 (the
             "Intercompany Agreement")(14)............................................... *

10.14        First Amendment to Intercompany Agreement, dated June 10, 1994 (15)......... *

10.15        Tax Sharing Agreement Between National Education Corporation and
             Its Direct and Indirect Corporate Subsidiaries dated January 1,
             1993 (16)................................................................... *

10.16        $13,500,000 Amended and Restated Credit Agreement among National
             Education Corporation, the Banks named therein and Bankers Trust
             Company as Agent, dated February 28, 1995 (the "Credit Agreement")
             (Confidential treatment under Rule 24b-2 has been granted for portions of this exhibit) (17).............................................. *

10.17        First Amendment and Limited Waiver to Credit Agreement, dated July
             31, 1995 (18)............................................................... *

10.18        Second Amendment to Credit Agreement, dated December 21, 1995 (23).......... *

10.19        $10,000,000 Credit Agreement between Steck-Vaughn Company and
             NationsBank of Texas, dated as of June 10, 1994 (19)........................ *

10.20        Amendment of Loan Agreement between NationsBank of Texas, N.A. and
             Steck-Vaughn Company, dated September 29, 1995 (20)......................... *

10.21        Revolving Line of Credit Note and Option Agreement between National
             Education Corporation and Steck-Vaughn Publishing Corporation,
             dated February 28, 1995 (21)................................................ *

10.22        Renewal and Extension Agreement between National Education
             Corporation and Steck-Vaughn Publishing Corporation, effective
             December 31, 1995 (23)...................................................... *

10.23        First Amendment to Stock Option Agreement between National
             Education Corporation and Steck-Vaughn Publishing Corporation,
             effective December 31, 1995 (23).............................................*

10.24        Letter Amendment to Stock Option Agreement between National
             Education Corporation and Steck-Vaughn Publishing Corporation,
             dated February 1, 1996 (23)................................................. *

10.25        Debenture Conversion Agreement among National Education Corporation and the Holders identified therein, dated August 31, 1995 (22).............. *

10.26        Credit Agreement among National Education Corporation, certain banks and BZW Division of Barclays Bank PLC, as Agent, dated
             January 19, 1996 (24) ...................................................... 9

                                                                                     Sequentially
Exhibit                                                                                Numbered
Number       Description                                                                 Page
- ------       -----------                                                                 ----
11.1         Calculation of Primary Earnings Per Share (23).............................. *

11.2         Calculation of Fully Diluted Earnings Per Share (23)........................ *

18           Letter from Price Waterhouse LLP regarding change in accounting principles (23)............................................................. *

21           Subsidiaries of National Education Corporation (23)......................... *

23           Consent of Price Waterhouse LLP (23)........................................ *

27.1         Financial Data Schedule (23)................................................ *

- ------------------

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

      (23) Incorporated by reference to identically numbered Exhibit filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

      (24)  Filed herewith.

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

NATIONAL EDUCATION CORPORATION                           Date
\

By    /s/ KEITH K. OGATA                             July 25, 1996
      --------------------------------
       Keith K. Ogata
       Vice President, Chief Financial
       Officer and Treasurer

                              EXHIBITS FILED HEREIN

                                                                                           Sequentially
Exhibit                                                                                     Numbered
Number         Description                                                                    Page
- ------         -----------                                                                    ----
10.26          Credit Agreement among National Education Corporation, certain banks and BZW Division of Barclays Bank PLC, as Agent, dated
               January 19, 1996.............................................................   9