Form 10-Q
period 1996-06-30
NATIONAL EDUCATION CORP
filed 1996-08-08
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549





FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

               Commission file number           1-6981


                      NATIONAL EDUCATION CORPORATION
          (Exact name of registrant as specified in its charter)

       Delaware                           I.R.S. No. 95-2774428
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

2601 Main Street, Irvine, California                       92614
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

35,527,610 common stock shares outstanding at August 4, 1996

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                        ______________________        _______________________
(amounts in thousands, except per share amounts)                           1996        1995             1996          1995
________________________________________________                        __________   _________        __________    _________
Tuition and Contract Revenues                                           $ 48,288     $ 46,986         $ 92,196      $ 91,798
Publishing Revenues                                                       18,296       15,278           33,757        26,425
                                                                        __________   _________        __________    _________
Total Net Revenues                                                        66,584       62,264          125,953       118,223

Costs and Expenses:
  Contract course materials and service costs                             16,904       20,323           33,114        37,899
  Publishing costs and materials                                           5,734        4,166           10,891         7,542
  Product development                                                      5,868        4,870           11,305         9,925
  Selling and promotion                                                   24,911       27,648           46,848        51,148
  General and administrative                                               6,567        8,856           14,206        18,167
  Amortization of prior period deferred marketing                             --          159               --         1,470
  Amortization of acquired intangible assets                                 621          545              999         1,110
  Interest expense                                                         2,096        2,403            4,117         4,380
  Investment income                                                         (529)        (807)            (941)       (1,216)
  Other expense (income)                                                     (24)         (29)              37          (265)
    Unusual items                                                          4,100       77,805            4,100        77,805
                                                                        __________   _________        __________    _________
Income (Loss) Before Income Tax Benefit and Minority
  Interest                                                                   336      (83,675)           1,277       (89,742)
  Income tax benefit                                                      (1,334)          --           (1,193)           --
                                                                        __________   _________        __________    _________
Income (Loss) Before Minority Interest                                     1,670      (83,675)           2,470       (89,742)
  Minority interest in consolidated subsidiary                              (504)         350             (369)          440
                                                                        __________   _________        __________    _________
Net Income (Loss)                                                       $  2,174     $(84,025)        $  2,839      $(90,182)
                                                                        ========     =========        =========     =========
Earnings (Loss) Per Share                                               $    .06     $  (2.79)        $    .08      $  (3.02)
                                                                        ========     =========        =========     =========
Weighted Average Number of Shares Outstanding
  Primary shares                                                          36,746       30,111           36,541        29,881
  Fully diluted shares                                                    39,045       37,721           38,899        37,417

Unaudited
See accompanying notes and management's discussion and analysis.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                June 30,        December 31,        June 30,
(dollars in thousands)                                                            1996              1995              1995
____________________________________________________________________         _____________     _____________     _____________
ASSETS
Current Assets
   Cash and cash equivalents                                                  $  11,960        $   22,120        $  23,164
   Investment securities                                                          1,399             1,748            2,335
   Receivables, net of allowance of $3,242, $2,742 and $3,488                    38,013            36,397           25,470
   Inventories and supplies                                                      34,039            31,847           26,687
   Net assets held for disposition                                                   --                --           21,795
   Income tax receivable                                                          9,313             9,313            9,313
   Prepaid and deferred marketing expenses                                       12,759             2,675           12,375
   Other current assets                                                          11,250            10,765           15,930
                                                                              _________        __________        _________
   Total current assets                                                         118,733           114,865          137,069
Land, buildings and equipment, less accumulated depreciation
  of $26,068, $31,992 and $66,406                                                26,957            24,028           23,687
Acquired intangible assets, less accumulated amortization of
  $10,230, $13,333 and $12,965                                                   27,643            13,428            9,640
Deferred income taxes                                                            24,768            24,768           23,073
Other assets                                                                      6,847             8,173            8,831
                                                                              _________        __________        _________
                                                                              $ 204,948        $  185,262        $ 202,300
                                                                              =========        ==========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            $  10,248        $    6,072        $   7,027
  Accrued expenses                                                               23,329            29,022           27,699
  Accrued short-term restructuring charges                                        4,882             8,246            9,251
  Accrued salaries and wages                                                      4,998             5,627            5,639
  Accrued disposition costs                                                          --                --           20,275
  Deferred contract revenues                                                      7,428             7,421            9,573
  Current portion of long-term debt and short-term borrowings                    11,820            12,338           14,821
  Accrued and deferred income taxes                                              16,365            14,446           11,649
                                                                              _________        __________        _________
   Total current liabilities                                                     79,070            83,172          105,934
                                                                              _________        __________        _________

Liabilities Payable After One Year
  Long-term debt, less current portion                                           29,471             8,839            6,370
  Senior subordinated convertible debentures                                         --                --           20,000
  Convertible subordinated debentures                                            54,619            57,494           57,494
  Accrued long-term restructuring charges                                         9,377            10,089           12,174
  Other noncurrent liabilities                                                    9,557             8,683            7,967
                                                                              _________        __________        _________
                                                                                103,024            85,105          104,005
                                                                              _________        __________        _________

Minority Interest in Equity of Consolidated Subsidiary                            9,157             9,504            8,566
                                                                              _________        __________        _________

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                June 30,        December 31,        June 30,
(dollars in thousands)                                                            1996              1995              1995
____________________________________________________________________         _____________     _____________     _____________
Stockholders' Equity
  Preferred stock, $.10 par value; 5,000,000 shares
   authorized and unissued                                                           --                --               --
  Common stock, $.01 par value; 65,000,000 shares authorized;
   36,226,291, 35,820,468 and 30,581,631 shares issued                            2,169             2,166            2,117
  Additional paid-in capital                                                    157,149           155,100          134,222
  Accumulated deficit                                                          (133,645)         (136,484)        (139,229)
  Unrealized gain on available-for-sale securities, net of tax                        1                10               73
  Cumulative foreign exchange translation adjustment                             (6,496)           (7,005)          (7,301)
  Notes receivable under stock option plans                                        (573)           (1,398)          (1,179)
                                                                              _________        __________        _________
                                                                                 18,605            12,389          (11,297)

Less common stock in treasury, 697,556 shares                                    (4,908)           (4,908)          (4,908)
                                                                              _________        __________        _________
   Total stockholders' equity                                                    13,697             7,481          (16,205)
                                                                              _________        __________        _________
                                                                              $ 204,948        $  185,262        $ 202,300
                                                                              =========        ==========        =========

Unaudited
See accompanying notes and management's discussion and analysis.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                        ______________________        _______________________
(amounts in thousands, except per share amounts)                           1996        1995             1996          1995
________________________________________________                        __________   _________        __________    _________
Cash Flows From Operating Activities:
  Net income (loss)                                                     $  2,174     $(84,025)        $  2,839      $ (90,182)
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
    Depreciation and amortization                                          1,229        1,634            2,442          3,006
    Amortization of acquired intangible assets                               620          545              998          1,110
    Amortization of prior period deferred marketing                           --          159               --          1,470
    Provision for doubtful accounts                                          136        1,811               86          1,921
    Write-off of acquired intangible assets                                   --       47,509               --         47,509
    Write-off of in-process research and development                       4,100           --            4,100             --
    Loss on sale of property, plant and equipment, net                       (91)          --              (91)            --
    (Gain) loss on foreign currency exchange                                 (23)         (20)              27           (259)
    Change in assets and liabilities:
     Receivables, net                                                     (3,892)       4,048            3,124         18,261
     Inventories and supplies                                                  2          798           (1,920)          (333)
     Prepaid and deferred marketing expenses                               1,690        1,163          (10,092)        (9,404)
     Accounts payable and accrued expenses                                (8,310)      (2,837)          (5,074)        (2,881)
     Accrued restructuring reserve                                        (2,225)      29,106           (4,297)        29,106
     Accrued and deferred income taxes                                     2,110         (338)           1,986           (583)
     Deferred contract revenues                                             (447)      (2,881)          (1,425)        (2,433)
     Other                                                                  (980)        (586)            (195)        (1,567)
                                                                        __________   _________        __________    _________
  Net cash from operating activities                                      (3,907)      (3,914)          (7,492)        (5,259)
                                                                        __________   _________        __________    _________
Cash Flows For Investing Activities:
  Additions to land, building and equipment                               (2,358)      (3,295)          (4,273)        (5,367)
  Dispositions of land, buildings and equipment                              104         (286)             168           (190)
  Purchases of investment securities                                          85         (189)             335           (189)
  Proceeds from the sale or redemption of securities                          --          154               --          8,836
  Acquisition of businesses, net of cash acquired                        (12,173)          --          (12,173)            --
  Discontinued operations                                                     --         (390)              --           (769)
                                                                        __________   _________        __________    _________
  Net cash for investing activities                                      (14,342)      (4,006)         (15,943)         2,321
                                                                        __________   _________        __________    _________

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                        ______________________        _______________________
(amounts in thousands, except per share amounts)                           1996        1995             1996          1995
________________________________________________                        __________   _________        __________    _________
Cash Flows From Financing Activities:
  Additions to long-term debt                                             13,000          518           13,000            576
  Reductions in long-term debt                                            (2,549)        (370)          (3,063)          (595)
  Changes in short-term borrowings                                        (1,406)       5,439              622          8,414
  Minority interest in earnings of consolidated subsidiary                  (499)         350             (347)           345
  Common stock, stock options and related tax benefits                     1,734        1,186            2,052          1,186
  Payments received on notes receivable under stock option plan              372       (1,179)             825         (1,179)
                                                                        __________   _________        __________    _________
  Net cash from financing activities                                      10,652        5,944           13,089          8,747
                                                                        __________   _________        __________    _________
Effect of exchange rate changes on cash                                      120         (140)             186             58
                                                                        __________   _________        __________    _________
Net change in cash and equivalents                                        (7,477)      (2,116)         (10,160)         5,867
Cash and equivalents at the beginning of the period                       19,437       25,280           22,120         17,297
                                                                        __________   _________        __________    _________
Cash and equivalents at the end of the period                           $ 11,960     $ 23,164         $ 11,960      $  23,164
                                                                        ========     =========        =========     =========

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

Due to the seasonal nature of the Company's traditional selling cycle, a substantial portion of selling and marketing costs of the Company are deferred in the first half of the year and fully amortized later in the calendar year to properly match the costs with revenues.

The Company follows Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", in recording and classifying the costs incurred for the development of software products. Such costs are expensed as incurred until the product under development reaches technological feasibility, at which point all such costs are capitalized and amortized over the estimated economic life of the product. These costs are becoming increasingly material to the Company's financial statements with more software media based training and education products at NETG and Steck-Vaughn through its recent acquisition of Edunetics (see Note 2).

Certain prior year amounts have been reclassified to conform with the 1996 presentation.


NOTE 2- Business Combinations
_____________________________

Effective April 30, 1996, the Company, through Steck-Vaughn Publishing Corporation, acquired all of the common stock of Edunetics, Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000, plus out of pocket acquisition expenses. The purchase price was financed under Steck-Vaughn's bank credit agreement and by existing cash and marketable securities. The acquisition was accounted for using the purchase method of accounting. In the second quarter of 1996 the purchase price was allocated to assets and liabilities, including in-process research and development projects, based on their preliminary estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects of $4,100,000 was written-off in the second quarter of 1996. This acquisition increased intangible assets, primarily goodwill, by $7,200,000.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 2- Business Combinations (continued)
_________________________________________

During the second quarter, ICS acquired all of the outstanding common stock of California College for Health Sciences (CCHS) for approximately $833,000 cash and the issuance of $4,340,000 of notes payable, at a 7% interest rate, due June 30, 1997. The notes payable were paid in July, 1996 after the receipt of a tax refund (see Note 4). CCHS provides healthcare self-study courses and four-year and master degree distance learning programs. This transaction was accounted for as a purchase and resulted in an increase to intangible assets, primarily goodwill, of $7,518,000.

The intangible assets acquired are being amortized over a weighted average life of approximately ten years and 15 years for Edunetics and CCHS, respectively. The operating results of both acquired companies were included in the Company's consolidated financial statements since the effective dates of the acquisitions. The net assets and operating results of the purchased entities were not material to the consolidated financial statements of the Company.


NOTE 3 - Unusual Items
______________________

The unusual item for the second quarter of 1996 represents the $4,100,000 ($.11 per share) write-off of in-process research and development in connection with the acquisition of Edunetics as more fully explained in Note 2.

In the second quarter of 1995, the Company approved a restructuring plan for NETG which resulted in an unusual charge of $28,652,000 ($.95 per share).
The Company, in the second quarter of 1995, also recorded a $1,644,000 ($.05 per share) charge at NEC Corporate for restructuring. Additionally, in the fourth quarter of 1995, NETG further reduced its organization in Germany and recorded a restructure charge of $1,952,000 ($.06 per share). No tax benefits were provided on these charges. The charges included severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products and other restructuring related items such as charges related to canceled contracts and agreements. In the second quarter of 1995, the Company also wrote-off the goodwill balance at NETG of $47,509,000 ($1.58 per share).

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 3 - Unusual Items (continued)
__________________________________

Set forth below is a summary of the restructuring activity for the first six months of 1996.

                                                     Excess      Severance
(dollars in thousands)                             Facilities    Payments        Other        Total
_____________________________________________      _________     __________   ___________   _________
Accrued restructuring at December 31, 1995          $  14,557    $   2,611    $      546    $  17,714
Non-cash write-off                                         --           --           384          384
Cash paid                                              (2,280)      (1,572)         (339)      (4,191)
                                                    __________   __________   ___________   __________
Accrued restructuring at June 30, 1996              $  12,277    $   1,039    $      591    $  13,907
                                                    ==========   ==========   ===========   ==========

NOTE 4 - Income Taxes
_____________________

Income tax benefit for the three and six month periods ended June 30, 1996 reflects taxes provided on pretax income, excluding the $4,100,000 write-off of in-process research and development at Edunetics which is not deductible for tax purposes, at an estimated annual effective tax rate of 15%, reduced by a $2,000,000 tax benefit of a tax refund received and recognized in the second quarter of 1996.

Subsequent to June 30, 1996, the Company received $10,700,000 of its anticipated $12,000,000 income tax refund, including interest. The balance of the refund is expected during the third quarter of 1996.

NOTE 5 - Earnings (Loss) Per Share
__________________________________

Primary earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted earnings (loss) per share were anti-dilutive for all periods and are not presented.

Effective September 11, 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 of the Company's common stock. Loss per share on a pro forma basis, assuming the conversion had taken place at January 1, 1995, for the second quarter of 1995 would have been ($2.38) compared to the reported loss per share of ($2.79). Loss per share on a pro forma basis for the six months ended June 30, 1995 would have been ($2.56) compared to a reported loss per share of ($3.02).

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 6 - Statements of Cash Flows Supplementary Information
___________________________________________________________

                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1996            1995            1996           1995
________________________________________________________             __________      _________       _________      _________
Cash Paid During the Period For:
   Interest expense                                                  $  2,708        $  2,965        $   3,560      $   4,350
   Income tax (refunds) payments, net                                  (3,601)           (199)          (3,404)            50
Detail of Noncash Investing and Financing Activities:
   Sale of land, building and equipment
    in exchange for note receivable                                  $    165        $    416        $     165      $     416
   Assets acquired through capital leases                                 345             625              348            709
   Notes receivable under stock option plans                               --           1,179               --          1,179
Acquisition of Businesses:
   Working capital, other than cash                                  $ (6,346)       $     --        $  (6,346)     $      --
   Property, plant and equipment                                         (959)             --             (959)            --
   Other assets                                                       (17,503)             --          (17,503)            --
   Liabilities assumed in acquisition                                  12,635              --           12,635             --
                                                                     _________       _________       __________     __________
   Net cash used to acquire businesses                               $(12,173)       $     --        $ (12,173)     $      --


NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                               Three Months Ended
                                                                   June 30,
                                                              _____________________                 Percent
(dollars in thousands)                                          1996        1995       Variance      Change
________________________________________________________      _________   _________    _________    ________
Net Revenues:
   ICS Learning Systems                                       $  37,778   $  35,721    $  2,057        5.8%
   Steck-Vaughn Publishing                                       18,296      15,278       3,018       19.8
   NETG                                                           9,942      10,355        (413)      (4.0)
   Other                                                            568         910        (342)     (37.6)
                                                              _________   _________    ________
Total Net Revenues                                            $  66,584   $  62,264    $  4,320        6.9
                                                              _________   _________    ________
Operating Income (Loss):
   ICS Learning Systems before amortization                   $   4,923   $   3,356    $  1,567       46.7
   Amortization of prior period deferred marketing                   --        (159)        159        n/m
                                                              _________   _________    ________
   ICS Learning Systems                                           4,923       3,197       1,726       54.0
   Steck-Vaughn Publishing before unusual items                   1,766       2,905      (1,139)     (39.2)
   Unusual items                                                 (4,100)         --      (4,100)       n/m
                                                              _________   _________    ________
   Steck-Vaughn Publishing                                       (2,334)      2,905      (5,239)       n/m
   NETG before unusual items                                        299      (8,868)      9,167        n/m
   Unusual items                                                     --     (76,161)     76,161        n/m
                                                              _________   _________    ________
   NETG                                                             299     (85,029)     85,328        n/m
   Other                                                            132         267        (135)     (50.6)
                                                              _________   _________    ________
Total Segment Operating Income (Loss)                             3,020     (78,660)     81,680        n/m
   General corporate expenses                                    (1,141)     (1,804)        663      (36.8)
   Interest expense                                              (2,096)     (2,403)        307      (12.8)
   Investment income                                                529         807        (278)     (34.4)
   Unusual items                                                     --      (1,644)      1,644        n/m
   Other (expense) income                                            24          29          (5)     (17.2)
                                                              _________   _________    ________
Income (Loss) Before Income Tax Benefit
  and Minority Interest                                             336     (83,675)     84,011        n/m
   Income tax benefit                                            (1,334)         --      (1,334)       n/m
                                                              _________   _________    ________
Income (Loss) Before Minority Interest                            1,670     (83,675)     85,345        n/m
   Minority interest                                               (504)        350        (854)       n/m
                                                              _________   _________    ________
Net Income (Loss)                                             $   2,174   $ (84,025)   $ 86,199        n/m
                                                              =========   =========    ========

n/m: Not meaningful.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.


Detailed Segment Operating Results:

(dollars in thousands)                                             Three Months Ended June 30, 1996
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________

Net Revenues                                        $  66,584    $  37,778    $   18,296    $   9,942    $     568

Costs and Expenses:
   Contract course materials and service costs         16,904       13,634            --        3,005          265
   Publishing costs and materials                       5,734           --         5,734           --           --
   Product development                                  5,868        1,081         3,198        1,589           --
   Selling and promotion                               24,911       14,873         5,798        4,100          140
   General and administrative                           5,431        3,116         1,335          949           31
   Amortization of acquired intangible assets             616          151           465           --           --
   Unusual items                                        4,100           --         4,100           --           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $   3,020    $   4,923    $   (2,334)   $     299    $     132
                                                    =========    =========    ==========    =========    =========

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


(dollars in thousands)                                             Three Months Ended June 30, 1995
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  62,264    $  35,721    $   15,278    $  10,355    $     910

Costs and Expenses:
   Contract course materials and service costs         20,321       13,247            --        6,564          510
   Publishing costs and materials                       4,166           --         4,166           --           --
   Product development                                  4,870        1,048         2,069        1,753           --
   Selling and promotion                               27,648       15,743         4,684        7,114          107
   General and administrative                           7,059        2,307         1,269        3,457           26
   Amortization of prior period deferred marketing        159          159            --           --           --
   Amortization of acquired intangible assets             540           20           185          335           --
   Unusual items                                       76,161           --            --       76,161           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $ (78,660)   $   3,197    $    2,905    $ (85,029)   $     267
                                                    =========    =========    ==========    =========    =========

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
_____________________________________________________________________________

Revenues of $66,584,000 for the three months ended June 30, 1996, were $4,320,000 or 6.9% higher than revenues of $62,264,000 in the prior year. Net income for the period was $2,174,000 or $.06 per share compared to a loss of ($84,025,000) or ($2.79) per share in the prior year. The operating results for the quarter ended June 30, 1995 include unusual items representing restructuring charges ($28,652,000 or $.95 per share) and write-off of goodwill ($47,509,000 or $1.58 per share) at NETG and restructuring charges at NEC Corporate of $1,644,000 ($.05 per share). The unusual item for the quarter ended June 30, 1996 represents the $4,100,000 ($.11 per share) write-off of in-process research and development in connection with the acquisition of Edunetics by Steck-Vaughn, as more fully explained in Note 2 of the accompanying Notes to Consolidated Financial Statements. Excluding unusual items and the benefit of a $2,000,000 tax refund, net income (loss) would have been $3,581,000 or $.10 per share for the quarter ended June 30, 1996, and ($6,220,000) or ($.21) per share for the quarter ended June 30, 1995.

Income tax benefit for the three and six month periods ended June 30, 1996 reflects taxes provided on pretax income, excluding the $4,100,000 write-off of in-process research and development at Edunetics which is not deductible for tax purposes, at an estimated annual effective tax rate of 15%, reduced by a $2,000,000 tax benefit of a tax refund received and recognized in the second quarter of 1996.

Excluding unusual items, the operating results for the second quarter of 1996 are better than the comparable period in 1995 principally due to the turnaround of NETG and improved operating results at ICS. The improvement in operating results at NETG was due in large part to the restructuring actions taken in the second quarter of 1995.

Steck-Vaughn's revenues and results of operations were negatively impacted by the inability to ship an estimated $3,200,000 of orders in backlog as a result of problems encountered in the implementation of a new warehouse management system. The Company believes that these unfilled orders would have been shipped had the difficulties in implementing the new warehouse management system not occurred. The Company expects that these unfilled orders and problems in the new management warehouse system will be satisfactorily resolved during the third quarter. On a pro forma basis, reflecting this backlog as shipped would have increased revenue by $3,200,000, operating income by $1,440,000 and net income by $1,069,000 or $.03 per share. While management is confident that the $3,200,000 of unshipped backlog will be shipped in the third quarter, no assurance can be given that a portion of the backlog will not be cancelled prior to shipment.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ICS Learning Systems:
____________________

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Revenues:
   Traditional Distance Education - Domestic           $  20,531   $  21,187
   (3.1)%
   Traditional Distance Education - International         11,042      10,920
    1.1
   Business and Industrial                                 2,855       2,049
   39.3
   Professional                                            3,350       1,565
  114.1
                                                       _________   _________
    Total Revenues                                     $  37,778   $  35,721
    5.8
                                                       =========   =========
   Traditional Business:
   ____________________
   New Enrollments:
     Domestic                                             67,336      72,120
   (6.6)
     International                                        27,611      25,667
    7.6
                                                       _________   _________
   Total New Enrollments                                  94,947      97,787
   (2.9)
                                                       =========   =========
   Gross Enrollment Value (GEV)
     Domestic                                          $  40,701   $  59,072
  (31.1)
     International                                        19,470      15,822
   23.1
                                                       _________   _________
   Total GEV                                           $  60,171   $  74,894
  (19.7)
                                                       =========   =========
   Selling and Promotion Spending:
     Domestic                                          $   5,569   $   8,345
  (33.3)
     International                                         4,612       4,247
    8.6
                                                       _________   _________
   Total Selling and Promotion Spending                $  10,181   $  12,592
  (19.1)
                                                       =========   =========
   Estimated realization of future tuition revenue            49%         43%

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ICS Learning Systems (continued):
________________________________
   ICS revenues of $37,778,000 for the second quarter of 1996 were $2,057,000 (5.8%) higher than the comparable quarter in 1995. Professional revenue, which includes MicroMash and California College for Health Sciences (CCHS), increased $1,785,000 (114.1%) due principally to the acquisition of CCHS and also due to increased sales to the Internal Revenue Service. Business and Industrial revenue increased $806,000 (39.3%). Traditional international revenue increased $122,000 (1.1%) while traditional domestic revenue declined $656,000 (3.1%).

   Traditional domestic revenue decreased primarily due to the elimination of the sale of computer hardware with PC courses for all enrollments after September 15, 1995. Traditional domestic revenue, excluding PC hardware revenue, was $18,414,000 and $18,296,000 for the second quarter of 1996 and 1995, respectively, reflecting an increase of 0.6%. Although new enrollments were lower, attrition rates on courses were improved, reflecting a better realization of revenue. New enrollments, which is an indicator of future revenues, declined 6.6% domestically, due primarily to the reduction in selling and promotional spending. The decline in enrollments was primarily from the PC programs which, in addition to the reduction in selling and promotional spending, was partially impacted by eliminating the computer hardware from the PC courses. The elimination of the computer hardware has resulted in improved margins for the operation.

   International revenue increased $122,000 (1.1%) over the comparable period last year. Revenues in Canada increased over the prior year period due to an enrollment increase and a larger mix of higher priced courses. International Mail Sales revenue increased as a result of an increase in enrollments. These increases were partially offset by lower revenue in Australia/New Zealand caused by telesales understaffing and lower revenue in the U.K. as a result of advertising underspending in the prior quarter. New enrollments increased by 7.6% primarily as a result of higher enrollments at IMS, Canada and Singapore, partially offset by declines in the U.K. and Australia/New Zealand.

   Course material service costs increased $387,000 (decreased 1.0% as a percent of revenues) due to the acquisition of CCHS which added $538,000 to costs, volume related increases in International, MicroMash, Business and Industrial and increased customer service initiatives such as Welcome Call, which have improved the start rates of students. These increases were partially offset by decreased traditional domestic expenses due to elimination of computer hardware from computer courses.

   Selling and promotion spending for traditional business decreased $2,411,000 from the comparable prior year period. There is not a corresponding dollar for dollar reduction in selling and promotion expenses because the Company defers a substantial portion of the selling and marketing spending incurred in the first half of the year and fully amortizes the deferral to expense later in the year to properly match the expenses with the related revenues.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ICS Learning Systems (continued):
________________________________

   Selling and promotion expenses decreased $870,000 (decreased 4.7% as a percent of revenues) due to a reduction in media spending as a result of concentrating on higher profit media and eliminating spending on lower yield media, partially offset by increased expenses of $207,000 due to the acquisition of CCHS and higher International spending in all markets. General and administrative expenses increased $809,000 (increased 1.7% as a percent of revenues) due to higher expenses of information systems due to implementation of a new integration information system, the acquisition of CCHS which added $205,000 to expenses, increased costs in the Business and Industrial products and higher payroll in the U.K.

   Domestic GEV decreased 31.1% due to the decrease in the average contract price as a result of eliminating the sale of PC hardware from PC courses and an enrollment decrease of 6.6%.

   International GEV increased 23.1% due to increases in Canada, IMS and Australia/New Zealand, partially offset by a decrease in the U.K. The increase in GEV is a result of a net 7.6% increase in enrollments, as well as higher average contract price due to a larger mix of higher priced courses.

Steck-Vaughn Publishing:
_______________________

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Revenues:
   Steck-Vaughn:
      Elementary and High School (El/Hi)               $   7,000   $   8,744
  (19.9)%
      Adult Education                                      3,339       3,698
   (9.7)
      Library                                              4,272       2,836
   50.6
                                                       _________   _________
                                                          14,611      15,278
   (4.4)
   Summit Learning                                         2,565          --
    n/m
   Edunetics                                               1,120          --
    n/m
                                                       =========   =========
      Total Revenues                                   $  18,296   $  15,278
   19.8
                                                       =========   =========

n/m: Not meaningful.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):
___________________________________

   The above revenues reflect Steck-Vaughn's actual shipments for the quarter ended June 30, 1996. Steck-Vaughn's results of operations were negatively impacted by the inability of Steck-Vaughn to ship an estimated $3,200,000 orders in backlog as a result of problems encountered in the implementation of a new warehouse management system. The Company believes that these orders would have been shipped had the difficulties in implementing the new warehouse management system not occurred.

   Accordingly, management believes that analysis of the revenues for the period is more meaningful on a pro forma presentation basis reflecting the inclusion of the $3,200,000 of unshipped orders as set forth below.

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Net Revenues by Product Line (with pro forma sales):
   Steck-Vaughn:
      Elementary and High School (El/Hi)               $   8,856   $   8,744
    1.3%
      Adult Education                                      3,986       3,698
    7.8
      Library                                              4,969       2,836
   75.2
                                                       _________   _________
                                                          17,811      15,278
   16.6
   Summit Learning                                         2,565          --
    n/m
   Edunetics                                               1,120          --
    n/m
                                                       =========   =========
   Total Revenues                                      $  21,496   $  15,278
   40.7
                                                       =========   =========

n/m: Not meaningful.

   El/Hi revenues on a pro forma basis were relatively flat during the quarter ended June 30, 1996, when compared to 1995. The flat results are attributable to a seasonal fluctuation consistent with the end of the school-year, with third quarter revenues typically much higher for this segment.

   Sales of adult education products for the second quarter ended June 30, 1996, increased 7.8% on a pro forma basis over the previous year primarily due to the addition of the Educational Development Laboratories, Inc. (EDL) technology product to the Steck-Vaughn line of early-skills level computer instruction. Sales of traditional adult product for the quarter were down 11% on a pro forma basis relative to the prior year as the release of federal funds occurred too late in the quarter to impact significant sales.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):
___________________________________

   Library sales on a pro forma basis continued their strong growth, with sales for the second quarter ended June 30, 1996, up 75.2% over the same period in 1995. Much of the growth is attributable to sales of products developed by Wayland Publishers, Abdo and Daughters, and Larousse Kingfisher Chambers, Inc., for which Steck-Vaughn has exclusive distribution rights. The release in January 1996 of Steck-Vaughn's revised 53-volume Portrait of America series has made a sizable contribution to the increase in revenues.

   With the growth of the library product line, management feels that the size of its current sales force is insufficient to adequately present all of the library product to school and public libraries while representing Steck-Vaughn's elementary curriculum product line at the same time. To expand its coverage of the library market, Steck-Vaughn has begun to engage independent sales organizations to carry all of its library products. By the end of the third quarter, it is expected that independent reps will be under contract for all of the most populous states, allowing Steck-Vaughn's own field sales force to focus their attention on selling elementary curriculum product. In addition, Steck-Vaughn is expanding its telemarketing sales force, creating rep teams for each library line.

   Revenues were also augmented by general price increases of 10.1% and 5.7% effective September 1, 1995 and 1994, respectively.

   Summit Learning (Summit) sales of $2,565,000 were incremental to the Company in 1996, following the acquisition of Summit in December 1995. Steck-Vaughn has added selected Steck-Vaughn print products to the Summit catalogs, included significant new product in the fall Science and Math catalogs, and increased the quantities of the 1996 Young Explorers catalog to be distributed to consumers in the fall.

   Edunetics revenue for the most part is tied to contractual obligations for systems installations until the new modular products are ready for sale later this year. In June 1996, the Company entered into a three-year, $3,400,000 contract with Detroit public schools to provide Edunetics' proprietary educational software programs to 60 schools within the district.

   Publishing cost as a percentage of revenues increased for the second quarter ended June 30, 1996, as compared to 1995, primarily due to the inclusion of the Summit business. Publishing costs of the Steck-Vaughn product lines, which excludes Summit and Edunetics, for the second quarter ended June 30, 1996, represented 28.1% of publishing revenues as compared to 27.1% for the same period in the previous year. Increases in the cost of printed products resulted from the increase in products acquired through distribution agreements as opposed to internal development and the increased use of wholesalers to sell library titles, partially offset by the increased sales of technology and testing products, which carry higher gross margins, and the decline in royalty expense due to the increase in products acquired

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):
___________________________________

   through distribution agreements. Fulfillment expenses were also higher due to increases in labor costs necessary to implement the new warehouse management system and minimize the backlog. Summit Learning's product and fulfillment costs, at 56.7% of revenues reflect the non-propriety nature of the product line.

   Product development expense increased $1,129,000 (increased 3.9% as a percent of revenues) due to the acquisitions and the related investments in new product lines of EDL, Edunetics and the proprietary product for Summit catalogs; the addition of a development department; the expansion of the library development department and more staffing as more of the design work is done internally.

   Selling and promotion costs increased $1,114,000 (increased 1.0% as a percent of revenues) for the second quarter ended June 30, 1996, as compared to the prior year, due to higher commissions which resulted from increased revenues and higher catalog expense due in part to the acceleration of the recognition of catalog expenses in accordance with the Company's adoption in 1995 of accounting standard SOP 93-7, and catalog expenses of Summit.

   General and administrative expense for the quarter ended June 30, 1996, increased slightly (decreased 1.0% as a percent of revenues) as compared to the prior year due to the new Summit division, filling staff vacancies, and increased information systems costs.

   Amortization expense increased due to the acquisitions of Edunetics in April 1996, of EDL in October 1995 and Summit in December 1995.

   For the second quarter of 1996, Summit reported operating income of $15,000 and Edunetics reported an operating loss of ($188,000), excluding the $4,100,000 write-off of in-process research and development.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):
___________________________________

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Operating Income (Loss) by Product Line:
   Steck-Vaughn                                        $   1,939   $   2,905
  (33.3)%
   Summit Learning                                            15          --
    n/m
   Edunetics                                                (188)         --
    n/m
                                                       _________   _________
                                                           1,766       2,905
  (39.2)
   Write-off of in-process research and development       (4,100)         --
    n/m
                                                       _________   _________
   Operating income (loss)                             $  (2,334)  $   2,905
    n/m
                                                       =========   =========

n/m: Not meaningful.

Operating income for the quarter ended June 30, 1996, as compared to 1995, declined for Steck-Vaughn's product line due to the backlog of unshipped orders. When pro forma operating income of $1,440,000 is added to the Steck-Vaughn product line operating income of $1,939,000, the pro forma operating margin is 19.0% for both the 1996 and 1995 quarters. The increase in pro forma operating income is attributable to the 16.6% increase in sales on a pro forma basis. The operating results of Summit and Edunetics reflect the seasonality of Summit's business and the start-up phase of both operations.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG:
____

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Revenues:
   Domestic                                            $   4,366   $   4,616
   (5.4)%
   International                                           5,576       5,146
    8.4
   Spectrum                                                   --         593
    n/m
                                                       _________   _________
      Total Revenues                                   $   9,942   $  10,355
   (4.0)
                                                       =========   =========

n/m: Not meaningful.

                                                         Three Months Ended
                                                              June 30,
                                                       _____________________
   (dollars in thousands)                                 1996        1995
   ______________________________________________      _________   _________
   Number of Internally Developed Products Completed:
   Client/Server                                              34           2
   Mainframe                                                   5          --
   Desktop                                                     7           1
   Business Skills                                             1          --
                                                       =========   =========
      Total                                                   47           3
                                                       =========   =========
   Number of Third Party Developed Products Completed:
   Client/Server                                               1          22
   Mainframe                                                  --          --
   Desktop                                                     1          14
   Business Skills                                            14           4
                                                       =========   =========
      Total                                                   16          40
                                                       =========   =========

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG (continued):
________________

   NETG revenues of $9,942,000 decreased $413,000 (4.0%) for the second quarter of 1996 compared to the comparable period in 1995 primarily due to Spectrum, which discontinued its operations in 1995 and a decline in domestic revenue.

   Excluding Spectrum, revenues increased 1.8%. Domestic revenues decreased principally due to a reduction in the sales force in 1995 which have not been fully replaced, and a decline in product demand for mainframe computer courses and certain business skills courses which was not completely offset by the increased revenues for desktop and client/server processing of 13.0% for the second quarter of 1996.

   International revenue increased $430,000 (8.4%) as a result of a 60.4% increase in revenues for desktop and client/server courses, partially offset by a decline in revenue in Germany due to a reduction in mainframe computer and business skills courses. Client/server and desktop revenue in Germany increased by 6.3% compared to the second quarter of 1995.

   Operating income was $299,000 for the second quarter of 1996 compared to an operating loss for the same period in 1995 of ($85,029,000). The 1995 results of operations included restructuring charges in the second quarter of 1995 of $28,652,000 ($.95 per share), and the write-off of goodwill of $47,509,000 ($1.58 per share). Excluding the unusual item charges which totaled $76,161,000, operating loss was ($8,868,000) in 1995.

   The turnaround of NETG is principally due to the restructure actions undertaken in 1995 to reduce the cost structure and realign the business. These actions included discontinuing certain product lines, closing excess facilities, reducing headcount, writing-down inventory and fixed assets of certain product lines and canceling certain contracts and agreements.

   Course service costs decreased $3,559,000 (decreased 33.2% as a percent of revenues) from the 1995 comparable quarter. Most of the decrease occurred because in 1995 NETG recorded a $1,779,000 increase in the allowance for doubtful accounts compared to $74,000 for the second quarter of 1996.

   The discontinuance of Spectrum reduced costs by $950,000. The other most significant contributing factors to the reduced expenses were a reduction in headcount and related expenses as a result of the 1995 restructure actions; lower royalty expense as a result of sales of more in-house developed product and lower material cost of sales as a result of improved purchasing and production efficiencies in the U.K.

   Product development expense decreased $164,000 (decreased 1.0% as a percent of revenues) due to the reductions in headcount as a result of the June 1995 restructuring in the U.S. and Europe, as well as a restructuring in Europe in the fourth quarter of 1995 (resulting in an unusual item charge in that quarter of $1,952,000 ($.06 per share)). Approximately $3,500,000 of product development expense for a substantial number of the internally developed courses released in the current year was incurred and charged to expense in the fourth quarter of 1995.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG (continued):
________________

   Selling and promotion expense decreased $3,014,000 (decreased 27.5% as a percent of revenues). Most of the decrease was due to reduced headcount and related expenses as a result of the 1995 restructure actions; lowered sales and marketing expense as NETG reduced spending to bring the expenses in line with the new business model; nonrecurring expense charges of $731,000 in the second quarter of 1995 in the U.K. and Germany and lower expenses due to the discontinuance of Spectrum; partially offset by higher commission expense.

   General and administrative expense decreased $2,508,000 (decreased 23.8% as a percent of revenues) due to a reduction in headcount and overhead expenses such as facilities costs as a result of the restructuring actions; lower legal and outside consulting expenses, and the discontinuance of Spectrum.

Operating results of ICS and NETG foreign operations by geographic region are discussed above. The second quarter foreign currency exchange gains, recorded to other income, were $24,000 compared to gains of $29,000 in the prior year.

Corporate and Other:
___________________

General corporate expenses decreased $663,000 (1.2% as a percent of revenues) as a result of lower facilities costs and ongoing cost control.

The average total debt outstanding decreased compared to the second quarter of 1995 principally as a result of the conversion of $20,000,000 of the Company's 10% senior subordinated debentures into 5,021,000 shares of the Company's common stock in September 1995. Interest expense increased because of the additional interest on higher bank borrowings and amortization of financing fees incurred under the new bank credit agreement of January 19, 1996.

                                                       Six Months Ended
                                                           June 30,
                                                    _____________________
         Percent
  (dollars in thousands)                              1996        1995
Variance      Change
  ______________________________________________    _________   _________
_________    ________
  Net Revenues:
   ICS Learning Systems                             $  71,784   $  69,665    $
2,119        3.0%
   Steck-Vaughn Publishing                             33,757      26,425
7,332       27.7
   NETG                                                19,305      20,371
(1,066)      (5.2)
   Other                                                 ,107       1,762
(655)     (37.2)
                                                    _________   _________
________
  Total Net Revenues                                $ 125,953   $ 118,223    $
7,730        6.5
                                                    =========   =========
========

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

Corporate and Other (continued):
_______________________________
                                                       Six Months Ended
                                                           June 30,
                                                    _____________________
         Percent
  (dollars in thousands)                              1996        1995
Variance      Change
  ______________________________________________    _________   _________
_________    ________
  Operating Income (Loss):
   ICS Learning Systems before amortization         $   7,827   $   5,881    $
1,946       33.1
     Amortization of prior period
      deferred marketing                                   --      (1,470)
1,470        n/m
                                                    _________   _________
________
   ICS Learning Systems                                 7,827       4,411
3,416       77.4
   Steck-Vaughn Publishing before unusual items         2,801       3,551
(750)     (21.1)
     Unusual items                                     (4,100)         --
(4,100)       n/m
                                                    _________   _________
________
   Steck-Vaughn Publishing                             (1,299)      3,551
(4,850)       n/m
   NETG before unusual items                              352     (13,862)
14,214        n/m
     Unusual items                                         --     (76,161)
76,161        n/m
                                                    _________   _________
________
   NETG                                                   352     (90,023)
90,375        n/m
   Other                                                  209         433
(224)     (51.7)
                                                    _________   _________
________
  Total Segment Operating Income (Loss)                 7,089     (81,628)
88,717        n/m
   General corporate expenses                          (2,599)     (3,571)
 972      (27.2)
   Interest expense                                    (4,117)     (4,380)
 263       (6.0)
   Investment income                                      941       1,216
(275)     (22.6)
   Unusual items                                           --      (1,644)
1,644        n/m
   Other (expense) income                                 (37)        265
(302)       n/m
                                                    _________   _________
________
  Income (Loss) Before Income Tax Benefit
  and Minority Interest                                 1,277     (89,742)
91,019        n/m
   Income tax benefit                                  (1,193)         --
(1,193)       n/m
                                                    _________   _________
________
  Income (Loss) Before Minority Interest                2,470     (89,742)
92,212        n/m
   Minority interest                                     (369)        440
(809)       n/m
                                                    _________   _________
________
  Net Income (Loss)                                 $   2,839   $ (90,182)   $
93,021        n/m
                                                    =========   =========
========

n/m: Not meaningful.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Detailed Segment Operating Results:

(dollars in thousands)                                              Six Months
Ended June 30, 1996
_____________________________________________
______________________________________________________________
                                                                    ICS
Steck-
                                                                 Learning
Vaughn
                                                      Total       Systems
Publishing      NETG         Other
                                                    _________    _________
__________    _________    _________
Net Revenues                                        $ 125,953    $  71,784    $
 33,757    $  19,305    $   1,107

Costs and Expenses:
   Contract course materials and service costs         33,114       27,166
     --        5,401          547
   Publishing costs and materials                      10,891           --
 10,891           --           --
   Product development                                 11,305        2,114
  5,864        3,327           --
   Selling and promotion                               46,848       27,931
 10,787        7,875          255
   General and administrative                          11,616        6,567
  2,603        2,350           96
   Amortization of acquired intangible assets             990          179
    811           --           --
   Unusual items                                        4,100           --
  4,100           --           --
                                                    _________    _________
__________    _________    _________
Segment Operating Income (Loss)                     $   7,089    $   7,827    $
 (1,299)   $     352    $     209
                                                    =========    =========
==========    =========    =========

(dollars in thousands)                                              Six Months
Ended June 30, 1995
_____________________________________________
______________________________________________________________
                                                                    ICS
Steck-
                                                                 Learning
Vaughn
                                                      Total       Systems
Publishing      NETG         Other
                                                    _________    _________
__________    _________    _________
Net Revenues                                        $ 118,223    $  69,665    $
 26,425    $  20,371    $   1,762

Costs and Expenses:
   Contract course materials and service costs         37,897       25,820
     --       11,088          989
   Publishing costs and materials                       7,542           --
  7,542           --           --
   Product development                                  9,925        1,656
  4,375        3,894           --
   Selling and promotion                               51,148       31,304
  8,104       11,491          249
   General and administrative                          14,608        4,942
  2,484        7,091           91
   Amortization of prior period deferred marketing      1,470        1,470
     --           --           --
   Amortization of acquired intangible assets           1,100           62
    369          669           --
   Unusual items                                       76,161           --
     --       76,161           --
                                                    _________    _________
__________    _________    _________
Segment Operating Income (Loss)                     $ (81,628)   $   4,411    $
  3,551    $ (90,023)   $     433
                                                    =========    =========
==========    =========    =========

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
_________________________________________________________________________

Revenues of $125,953,000 for the six months ended June 30, 1996, were $7,730,000 (6.5%) higher than revenues of $118,223,000 in the prior year. Net income for the period was $2,839,000 or $.08 per share compared to a loss of ($90,182,000) or ($3.02) per share in the prior year.

The operating results for the six months ended June 30, 1996 and 1995 include the write-off of in-process research and development, and unusual items representing restructuring charges and write-off of goodwill, respectively, as discussed in the results for the quarter ended June 30, 1996. Excluding unusual items and the benefit of a $2,000,000 tax refund, net income (loss) would have been $4,246,000 or $.12 per share for the six months ended June 30, 1996, and ($12,377,000) or ($.41) per share for the six months ended June 30, 1995.

Income tax benefit for the six months ended June 30, 1996 was computed in the same manner as the benefit for the three months then ended. Revenues and operating income were negatively impacted by the shipping delays at Steck-Vaughn described earlier.

Excluding unusual items, the operating results for the six months ended June 30, 1996 are better than the comparable period in 1995, principally due to the turnaround of NETG (due primarily to the restructuring actions taken) and also due to improved operating results at ICS.

ICS Learning Systems:
____________________

                                                          Six Months Ended
                                                            June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Revenues:
   Traditional Distance Education - Domestic           $  39,788   $  41,332
   (3.7)%
   Traditional Distance Education - International         22,034      21,417
    2.9
   Business and Industrial                                 5,298       4,097
   29.3
   Professional                                            4,664       2,819
   65.4
                                                       _________   _________
      Total Revenues                                   $  71,784   $  69,665
    3.0
                                                       =========   =========
   Traditional Business:
   New Enrollments:
      Domestic                                           148,183     151,846
   (2.4)
      International                                       58,760      62,299
   (5.7)
                                                       _________   _________
      Total New Enrollments                              206,943     214,145
   (3.4)
                                                       =========   =========

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

ICS Learning Systems (continued):
________________________________
                                                          Six Months Ended
                                                            June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Gross Enrollment Value (GEV)
      Domestic                                         $  87,461   $ 120,764
  (27.6)
      International                                       43,174      38,729
   11.5
                                                       _________   _________
   Total GEV                                           $ 130,635   $ 159,493
  (18.1)
                                                       =========   =========
   Selling and Promotion Spending:
      Domestic                                         $  18,980   $  22,864
  (17.0)
      International                                       10,483      10,905
   (3.9)
                                                       _________   _________
   Total Selling and Promotion Spending                $  29,463   $  33,769
  (12.8)
                                                       =========   =========
   Estimated realization of future tuition revenue            50%         44%


   ICS experienced similar changes in revenues and operating results as occurred for the three month period previously discussed, except as follows.

   Product development expense increased $458,000 (increased 0.6% as a percent of revenue) due to more courses under development in 1996 compared to 1995. As a result of the spending, ICS traditional business expects to introduce approximately nine courses in 1996 versus four courses in 1995.

   Selling and promotion expense in traditional international business was lower by $422,000 year-to-date (decreased 6.0% as a percent of revenue) because the increased spending in the combined international markets in the second quarter did not offset the first quarter underspending which occurred principally in the U.K. Additionally, the 1995 year-to-date results include $1,470,000 of amortization of prior period deferred marketing ($159,000 for the second quarter of 1995) due to the adoption in 1995 of a new accounting pronouncement. No such costs were expensed in 1996.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing:
_______________________

                                                          Six Months Ended
                                                            June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Revenues:
   Steck-Vaughn:
      Elementary/High School                           $  14,152   $  14,564
   (2.8)%
      Adult Education                                      6,160       6,563
   (6.1)
      Library                                              7,991       5,298
   50.8
                                                       _________   _________
                                                          28,303      26,425
    7.1
   Summit Learning                                         4,334          --
    n/m
   Edunetics                                               1,120          --
    n/m
                                                       _________   _________
      Total Revenues                                   $  33,757   $  26,425
   27.7
                                                       =========   =========

n/m: Not meaningful.

   The above revenue data are presented on a historical basis. The presentation below is on a pro forma basis, including the $3,200,000 of unshipped backlog, and in the opinion of management represents a more meaningful comparison of operations.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):
___________________________________

                                                          Six Months Ended
                                                            June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Net Revenues by Product Line:
   (with pro forma sales)
   Steck-Vaughn:
      Elementary/High School                           $  16,008   $  14,564
   9.9%
      Adult Education                                      6,807       6,563
    3.7
      Library                                              8,688       5,298
   64.0
                                                       _________   _________
                                                          31,503      26,425
   19.2
   Summit Learning                                         4,334          --
    n/m
   Edunetics                                               1,120          --
    n/m
                                                       _________   _________
      Total Revenues                                   $  36,957   $  26,425
   39.9
                                                       =========   =========

n/m: Not meaningful.

   Revenue increases for El/Hi for the year resulted from sales of traditional skills products in reading, spelling, and math, as well as testing and assessment products. The strength of both of these types of products is indicative of the return of schools to teaching basic skills using traditional approaches and the increased use of standardized tests as a means of assessing students' progress and measuring the success of individual schools.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):
___________________________________

                                                       Six Months Ended
Percentage of Revenue
                                                           June 30,
Year-to-Date
                                                    _____________________
______________________
  (dollars in thousands)                              1996        1995
1996        1995
  ______________________________________________    _________   _________
_________    ________
  Operating Income (Loss) by Product Line:
  Steck-Vaughn                                      $   3,189   $   3,551
11.3%        13.4%
  Summit Learning                                        (200)         --
(4.6)         n/m
  Edunetics                                              (188)         --
(16.8)         n/m
                                                    _________   _________
                                                        2,801       3,551
8.3         13.4
  Write-off of in-process research and development     (4,100)         --
n/m          n/m
                                                    _________   _________
  Operating income (loss)                           $  (1,299)  $   3,551
n/m          n/m
                                                    =========   =========

n/m: Not meaningful.

  Operating income as a percentage of revenues for the six months ended June 30, 1996, as compared to 1995, declined for Steck-Vaughn's product line due to the backlog of unshipped orders. When pro forma operating income of $1,440,000 is added to the Steck-Vaughn product line operating income of $3,189,000, the pro forma operating margin is 14.7% compared to 13.4% last year. The increase in pro forma operating income is attributable to the 19.2% increase in sales on a pro forma basis. The operating results of Summit and Edunetics reflect the seasonality of Summit's business and the start-up phase of both divisions.

  The actual and pro forma operating results for the six months experienced similar changes as occurred for the quarter, except as noted in the above narrative.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG:
____

                                                          Six Months Ended
                                                            June 30,
                                                       _____________________
Percent
   (dollars in thousands)                                 1996        1995
Change
   ______________________________________________      _________   _________
_________
   Revenues:
   Domestic                                            $   9,173   $   9,235
    (.7)%
   International                                          10,132       9,793
    3.5
   Spectrum                                                   --       1,343
    n/m
                                                       _________   _________
      Total Revenues                                   $  19,305   $  20,371
   (5.2)
                                                       =========   =========

n/m: Not meaningful.

   NETG experienced similar changes in revenues and operating results as occurred for the three month period previously discussed.

                                                          Six Months Ended
                                                            June 30,
                                                       _____________________
   (dollars in thousands)                                 1996        1995
   ______________________________________________      _________   _________
   Number of Internally Developed Products Completed:
   Client/Server                                              43           3
   Mainframe                                                   5           2
   Desktop                                                    21           2
   Business Skills                                             1          --
                                                       _________   _________
      Total                                                   70           7
                                                       =========   =========

   Number of Third Party Developed Products Completed:
   Client/Server                                              11          35
   Mainframe                                                   8          14
   Desktop                                                    19          15
   Business Skills                                            55          11
                                                       _________   _________
      Total                                                   93          75
                                                       =========   =========

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG (continued):
________________

   ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as discussed above. Foreign currency exchange losses of $37,000 were recorded during the period as compared to gains of $265,000 in the prior year.

Corporate and Other:
___________________

General corporate expenses and interest expense experienced similar changes as occurred for the three month period previously discussed.

Liquidity and Capital Resources
_______________________________

The Company's primary sources of liquidity are cash, investment securities and cash provided from operations. At June 30, 1996, the Company had $13,359,000 in cash and investment securities of which $3,081,000 was held in the account of Steck-Vaughn.

The Company has a revolving bank credit agreement in the amount of $20,000,000 which expires January 1998. As of June 30, 1996, $12,100,000 was outstanding under the credit agreement.

The Company had a credit facility with Steck-Vaughn in the amount of $5,000,000 which was extended during the quarter and was scheduled to expire December 31, 1996, of which $3,000,000 was outstanding at June 30, 1996. As of July 31, 1996, the Company paid down the $3,000,000 line of credit and terminated the credit facility with Steck-Vaughn. In April 1996, Steck-Vaughn increased its bank line of credit from $10,000,000 to $15,000,000 to provide for the acquisition of Edunetics. As of June 30, 1996, $11,000,000 was outstanding under this line of credit. During the second quarter, Steck-Vaughn acquired Edunetics, using its line of credit and cash to fund the $12,000,000 purchase price. Additionally, ICS acquired CCHS, paying $833,000 in cash and providing notes of $4,340,000. Furthermore, ICS acquired the product line of SMH, a provider of legal bar review distance education materials.

Net cash outflow before bank financing for the quarter ended June 30, 1996 of $18,600,000 was $11,100,000 unfavorable compared to the prior year due primarily to acquisition payments of $12,173,000, net of cash acquired, due to the acquisitions of Edunetics, CCHS and SMH; increases of $1,300,000 in accounts receivable balance at NETG due to higher sales at the end of the second quarter of 1996 versus 1995; an unfavorable variance at Steck-Vaughn due to delays in shipping and payment of $800,000 to settle litigation and increases in working capital for Summit and Edunetics. These unfavorable variances were partially offset by receipt of a refund of $4,000,000 from the IRS from an income tax carryback and improved operating income and working capital improvements at ICS.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
___________________________________________

Subsequent to June 30, 1996, the Company received $10,700,000 of its anticipated $12,000,000 income tax refund, including interest. The remaining refund is expected during the third quarter of 1996. With the $10,700,000, NEC paid off $3,000,000 to Steck-Vaughn, paid off the $4,340,000 notes for the acquisition of CCHS and paid down $2,000,000 of the revolving bank credit borrowings incurred subsequent to quarter end. At July 31, 1996, the amount outstanding under the revolving bank credit agreement was $12,100,000.

The Company expects that cash, investment securities, bank credit facilities and cash provided from operations will be sufficient to provide for planned working capital requirements, product development, debt service, and capital expenditures for the foreseeable future. Additionally, the Company expects to buy back five percent of its $57,500,000 subordinated convertible debentures in the open marketplace in order to satisfy its 1997 sinking fund obligation under the indenture. At the annual stockholders' meeting, the shareholders approved an increase in the number of authorized common shares from 50 million to 65 million.

NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part II.  OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Stockholders

A regular annual meeting of the stockholders of the Company was held on May 29, 1996. Three directors were elected for terms that will continue until the Company's annual meeting of stockholders in 1999, or until each director's successor has been elected and qualified. The vote was as follows:

                                                  Number of Shares
                                        ______________________________________
                    Name                For                 Authority Withheld
               _______________________________________________________________
               David Bonderman          28,490,828               1,915,244
               Michael R. Klein         30,105,286                 300,786
               John J. McNaughton       30,089,421                 316,651


The stockholders approved an amendment to the Company's Restated Certificate of Incorporation. The vote was as follows:

                                   Number of Shares
                    ____________________________________________________
                    For                 Against                  Abstain
                    ____________________________________________________
                     29,291,247        1,060,973                 53,852

The stockholders also ratified the appointment of Price Waterhouse as Independent Public Accountants. The vote was as follows:

                                   Number of Shares
                    ____________________________________________________
                    For                 Against                  Abstain
                    ____________________________________________________
                     30,105,178           38,838                262,056



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




Date:  August 7, 1996              By:  /s/ Keith K. Ogata
                                        __________________________
                                        Keith K. Ogata
                                        Vice President, Chief Financial Officer
                                        and Treasurer

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

10.10**    National Education Corporation Supplemental Executive
           Retirement Plan, as amended (12)                              *

10.11**    Supplemental Benefit Plan for Non-Employee Directors (13)     *

10.12**    Executive Employment Agreement between National Education
           Corporation and Sam Yau (14)                                  *

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES



                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.13      Intercompany Agreement Between National Education
           Corporation and Steck-Vaughn Publishing Corporation dated
           June 30, 1993 (the "Intercompany Agreement") (15)             *

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

10.23      Second Renewal and Extension Agreement and Second
           Amendment to Stock Option Agreement dated March 31,
           1996 between National Education Corporation and
           Steck-Vaughn Publishing Corporation (27)                      *


                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.24      Debenture Conversion Agreement among National Education
           Corporation and the Holders identified therein, dated
           August 31, 1995 (25)                                          *

10.25      Credit Agreement among National Education Corporation,
           certain banks and BZW Division of Barclays Bank PLC,
           as Agent, dated January 19, 1996 (the "BZW Credit
           Agreement") (Confidential treatment under Rule 24b-2
           has been requested for portions of this exhibit) (26)         *

10.26      Waiver and First Amendment to BZW Credit Agreement,
           dated April 9, 1996 (28)                                      *

10.27      Loan Agreement dated April 29, 1996, between
           Steck-Vaughn Company and NationsBank of Texas, N.A. (29)      *

10.28      Third Renewal and Extension Agreement and Third
           Amendment to Stock Option Agreement dated June 30,
           1996 between National Education Corporation and Steck-
           Vaughn Publishing Corporation (30)                            *

11.1       Calculation of Primary Earnings Per Share (30)

11.2       Calculation of Fully Diluted Earnings Per Share (30)


27.1       Financial Data Schedule (30)

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

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

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

26) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1995, filed July 26, 1996.

(27) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.

(28) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed July 26, 1996.

(29) Incorporated by reference to Exhibit 10.27 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed July 26, 1996.

30)   Filed herewith.
