Form 10-Q
period 1996-09-30
NATIONAL EDUCATION CORP
filed 1996-11-04
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549





FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

               Commission file number           1-6981


                      NATIONAL EDUCATION CORPORATION
          (Exact name of registrant as specified in its charter)

       Delaware                           IRS No. 95-2774428
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

2601 Main Street, 7th Floor Irvine, California              92614
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

35,540,573 common stock shares outstanding at September 30, 1996

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                        ______________________        _______________________
(amounts in thousands, except per share amounts)                           1996        1995             1996          1995
________________________________________________                        __________   _________        __________    _________
Tuition and Contract Revenues                                           $ 49,879     $ 51,657         $142,075      $143,455
Publishing Revenues                                                       32,419       20,372           66,176        46,797
                                                                        __________   _________        __________    _________
Total Net Revenues                                                        82,298       72,029          208,251       190,252

Costs and Expenses:
    Contract course materials and service costs                           16,969       18,703           50,083        56,602
    Publishing costs and materials                                         8,837        5,031           19,728        12,573
    Product development                                                    6,390        4,525           17,695        14,450
    Selling and promotion                                                 29,594       28,375           76,442        79,523
    General and administrative                                             7,257        7,228           21,463        25,395
    Amortization of prior period deferred marketing                           --           --               --         1,470
    Amortization of acquired intangible assets                               710          219            1,709         1,329
    Interest expense                                                       2,002        2,352            6,119         6,732
    Investment income                                                     (1,260)        (814)          (2,201)       (2,030)
    Other expense (income)                                                   (16)         (42)              21          (307)
    Unusual items                                                             --           --            4,100        77,805
                                                                        __________   _________        __________    _________
Income (Loss) Before Income Taxes and Minority
  Interest                                                                11,815        6,452           13,092       (83,290)
    Income taxes                                                           1,772           --              579            --
                                                                        __________   _________        __________    _________
Income (Loss) Before Minority Interest                                    10,043        6,452           12,513       (83,290)
    Minority interest in consolidated subsidiary                             736          625              367         1,065
                                                                        __________   _________        __________    _________
Net Income (Loss)                                                       $  9,307     $  5,827         $ 12,146      $(84,355)
                                                                        ==========   =========        ==========    =========



            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                        ______________________        _______________________
(amounts in thousands, except per share amounts)                           1996        1995             1996          1995
________________________________________________                        __________   _________        __________    _________
  Primary Earnings (Loss) Per Share                                     $    .25     $    .18         $    .33      $  (2.77)
                                                                        ========     =========        =========     =========
  Fully Diluted Earnings (Loss) Per Share                               $    .25     $    .17         $    .33      $  (2.77)
                                                                        ========     =========        =========     =========
Weighted Average Number of Shares Outstanding
  Primary Shares                                                          36,832       31,776           36,650        30,500
  Fully diluted shares                                                    39,196       38,267           39,103        37,881

Unaudited
See accompanying notes and management's discussion and analysis.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                             September 30,      December 31,     September 30,
(dollars in thousands)                                                            1996              1995              1995
____________________________________________________________________         _____________     _____________     _____________
ASSETS
Current Assets
  Cash and cash equivalents                                                   $  14,671        $   22,120        $  22,641
  Investment securities                                                           1,399             1,748            1,846
  Receivables, net of allowance of $2,823, $2,742 and $3,583                     52,215            36,397           31,364
  Inventories and supplies                                                       33,261            31,847           28,285
  Income tax receivable                                                              --             9,313            9,313
  Prepaid and deferred marketing expenses                                        11,027             2,675           13,759
  Other current assets                                                           12,452            10,765           21,908
                                                                              _________        __________        _________
   Total current assets                                                         125,025           114,865          129,116
Land, buildings and equipment, less accumulated depreciation
  of $24,033, $31,992 and $31,814                                                28,215            24,028           23,054
Acquired intangible assets, less accumulated amortization
  of $3,790, $13,333 and $13,226                                                 26,908            13,428            9,453
Deferred income taxes                                                            24,768            24,768           23,073
Other assets                                                                      6,536             8,173           11,771
                                                                              _________        __________        _________
                                                                              $ 211,452        $  185,262        $ 196,467
                                                                              =========        ==========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            $  10,201        $    6,072        $   9,545
  Accrued expenses                                                               25,249            29,022           36,491
  Accrued short-term restructuring charges                                        2,734             8,246            6,722
  Accrued salaries and wages                                                      6,379             5,627            5,663
  Deferred contract revenues                                                      6,046             7,421            7,883
  Current portion of long-term debt and short-term borrowings                     8,267            12,338           14,041
  Accrued and deferred income taxes                                              18,336            14,446           12,223
                                                                              _________        __________        _________
  Total current liabilities                                                      77,212            83,172           92,568
                                                                              _________        __________        _________
Liabilities Payable After One Year
  Long-term debt, less current portion                                           27,159             8,839            7,351
  Convertible subordinated debentures                                            54,619            57,494           57,494
  Accrued long-term restructuring charges                                         8,968            10,089           12,151
  Other noncurrent liabilities                                                   10,196             8,683            8,090
                                                                              _________        __________        _________
                                                                                100,942            85,105           85,086
                                                                              _________        __________        _________
Minority Interest in Equity of Consolidated Subsidiary                            9,907             9,504            9,190
                                                                              _________        __________        _________


            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                             September 30,      December 31,     September 30,
(dollars in thousands)                                                           1996              1995              1995
____________________________________________________________________         _____________     _____________     _____________
Stockholders' Equity
  Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued          --                --               --
  Common stock, $.01 par value; 65,000,000 shares authorized;
   36,239,254, 35,834,124 and 35,820,468 shares issued                            2,170             2,166            2,193
  Additional paid-in capital                                                    157,351           155,100          154,882
  Accumulated deficit                                                          (124,338)         (136,484)        (133,402)
  Unrealized gain on available-for-sale securities, net of tax                        1                10               33
  Cumulative foreign exchange translation adjustment                             (6,312)           (7,005)          (7,734)
  Notes receivable under stock option plans                                        (573)           (1,398)          (1,441)
                                                                              _________        __________        _________
                                                                                 28,299            12,389           14,531

  Less common stock in treasury, 697,555 shares                                  (4,908)           (4,908)          (4,908)
                                                                              _________        __________        _________
   Total stockholders' equity                                                    23,391             7,481            9,623
                                                                              _________        __________        _________
                                                                              $ 211,452        $  185,262        $ 196,467
                                                                              =========        ==========        =========

Unaudited
See accompanying notes and management's discussion and analysis.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1996            1995            1996           1995
________________________________________________________             __________      _________       _________      _________
Cash Flows From Operating Activities:
  Net income (loss)                                                  $  9,307        $  5,827        $  12,146      $ (84,355)
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
    Depreciation and amortization                                       1,409           1,157            3,851          4,163
    Amortization of acquired intangible assets                            711             219            1,709          1,329
    Amortization of prior period deferred marketing                        --              --               --          1,470
    Provision for doubtful accounts                                       170             227              256          2,148
    Write-off of acquired intangible assets                                --              --               --         47,509
    Write-off of in-process research and development                       --              --            4,100             --
    Loss on sale of property, plant and equipment, net                     --              --              (91)            --
    (Gain) loss on foreign currency exchange                              (17)            (42)              10           (307)
    Change in assets and liabilities:
     Receivables, net                                                 (14,729)         (6,552)         (11,605)        11,709
     Inventories and supplies                                             790          (1,616)          (1,130)        (1,949)
     Prepaid and deferred marketing expenses                            1,732          (1,373)          (8,360)       (10,777)
     Income tax receivable                                              9,313              --            9,313             --
     Accounts payable and accrued expenses                              3,802           4,342           (1,272)         1,461
     Accrued restructuring reserve                                     (2,617)         (2,608)          (6,914)        26,498
     Accrued and deferred income taxes                                  3,000             838            4,986            255
     Deferred contract revenues                                        (1,391)         (1,648)          (2,816)        (4,081)
     Other                                                             (1,564)           (181)          (1,759)        (1,742)
                                                                     ________        ________        _________      _________
  Net cash from operating activities                                    9,916          (1,410)           2,424         (6,669)
                                                                     ________        ________        _________      _________
Cash Flows For Investing Activities:
  Additions to land, building and equipment                            (2,597)           (610)          (6,870)        (3,236)
  Dispositions of land, buildings and equipment                            51              44              219           (146)
  Purchases of investment securities                                       --              --               --           (189)
  Proceeds from the sale or redemption of securities                       --             430              335          9,266
  Acquisition of businesses, net of cash acquired                          --              --          (12,173)            --
  Discontinued operations                                                  --            (651)              --         (1,420)
                                                                     ________        ________        _________      _________
  Net cash for investing activities                                    (2,546)           (787)         (18,489)         4,275
                                                                     ________        ________        _________      _________



               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1996            1995            1996           1995
________________________________________________________             __________      _________       _________      _________
Cash Flows From Financing Activities:
  Additions to long-term debt                                              --           1,462           13,000            103
  Reductions in long-term debt                                         (1,580)           (481)          (4,643)        (1,076)
  Changes in short-term borrowings                                     (4,364)           (780)          (3,742)         6,828
  Minority interest in earnings of consolidated subsidiary                750             624              403            969
  Common stock, stock options and related tax benefits                    203             474            2,255            481
  Payments received on notes receivable under stock option plan            --              --              825             --
                                                                     ________        ________        _________      _________
  Net cash from financing activities                                   (4,991)          1,299            8,098          7,305
                                                                     ________        ________        _________      _________
Effect of exchange rate changes on cash                                   332             375              518            433
                                                                     ________        ________        _________      _________
Net change in cash and equivalents                                      2,711            (523)          (7,449)         5,344
Cash and equivalents at the beginning of the period                    11,960          23,164           22,120         17,297
                                                                     ________        ________        _________      _________
Cash and equivalents at the end of the period                        $ 14,671        $ 22,641        $  14,671      $  22,641
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

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 1 - Summary of Accounting Policies
_______________________________________

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies, and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

Due to the seasonal nature of the Company's traditional selling cycle, a substantial portion of selling and marketing costs of the Company are deferred in the first half of the year and fully amortized later in the calendar year to properly match the costs with revenues.

The Company follows Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", in recording and classifying the costs incurred for the development of software products. Such costs are expensed as incurred until the product under development reaches technological feasibility, at which point all such costs are capitalized and amortized over the estimated economic life of the product. These capitalized costs will increase with more software media based training and education products at NETG and Steck-Vaughn.

Certain prior year amounts have been reclassified to conform with the 1996 presentation.


NOTE 2 - Business Combinations
______________________________

Effective April 30, 1996, the Company, through Steck-Vaughn Publishing Corporation, acquired all of the common stock of Edunetics, Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000, plus out of pocket acquisition expenses. The purchase price was financed under Steck-Vaughn's bank credit agreement and by existing cash and marketable securities. The acquisition was accounted for using the purchase method of accounting. In the second quarter of 1996 the purchase price was allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects of $4,100,000 was written-off in the second quarter of 1996. This acquisition increased intangible assets, primarily goodwill, by approximately $7,200,000.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 2 - Business Combinations (continued)
__________________________________________

During the second quarter, ICS acquired all of the outstanding common stock of California College for Health Sciences (CCHS) for approximately $833,000 cash and the issuance of $4,340,000 of notes payable, at a 7% interest rate, due June 30, 1997. The notes payable were paid in July 1996 after the receipt of a tax refund (see Note 4). CCHS provides healthcare self-study courses and four-year and master degree distance learning programs. This transaction was accounted for as a purchase and resulted in an increase to intangible assets, primarily goodwill, of $7,518,000.

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


NOTE 3 - Unusual and Nonrecurring Items
_______________________________________

The unusual item for the nine months ended September 30, 1996 represents the $4,100,000 ($.11 per share) write-off of in-process research and development in connection with the acquisition of Edunetics in the second quarter of 1996 as more fully explained in Note 2.

In the second quarter of 1995, the Company restructured NETG, which resulted in an unusual charge of $28,652,000 ($.95 per share), and also recorded a $1,644,000 ($.05 per share) charge at NEC Corporate for restructuring. In the fourth quarter of 1995, NETG further reduced its organization in Germany and recorded a restructure charge of $1,952,000 ($.06 per share). No tax benefits were provided on these charges. The charges included severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products and other restructuring related items, such as charges related to canceled contracts and agreements. In the second quarter of 1995, the Company also wrote-off the goodwill balance at NETG of $47,509,000 ($1.58 per share).

   Set forth below is a summary of the restructuring activity for the nine months ended September 30, 1996.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 3 - Unusual and Nonrecurring Items (continued)
___________________________________________________


                                                     Excess      Severance
(dollars in thousands)                             Facilities    Payments        Other        Total
_____________________________________________       _________   __________   _____________  _________
Accrued restructuring at
   December 31, 1995                                $  14,557    $   2,611    $      546    $  17,714
Noncash write-off                                          --           --           288          288
Cash paid                                              (3,625)      (2,083)         (851)      (6,559)
                                                    _________    _________    __________    _________
Accrued restructuring at
   September 30, 1996                               $  10,932    $     528    $      (17)   $  11,443
                                                    =========    =========    ==========    =========
</TABLE


In the third quarter of 1996, the Company recorded a nonrecurring expense of approximately $732,000 ($861,000 pretax) or $.02 per share, related to a change in CEO at Steck-Vaughn. The Company also recorded nonrecurring interest income of $990,000 on the income tax refund received in July 1996.


NOTE 4 - Income Taxes
_____________________

Income tax provision for the three and nine month periods ended September 30, 1996, reflects taxes provided on pretax income at an estimated annual effective tax rate of 15%. The income tax provision on a year-to-date basis excludes the $4,100,000 write-off of in-process research and development at Edunetics which is not deductible for tax purposes, and is reduced by a $2,000,000 tax benefit of a tax refund received and recognized in the second quarter of 1996.

During the third quarter 1996, the Company received $11,516,000 of IRS tax refund, including interest.


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

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 5 - Earnings (Loss) Per Share (continued)
______________________________________________

Effective September 11, 1995, the holders of all $20,000,000 of the Company's
10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 shares of the Company's common stock. Earnings per share on a pro forma basis, assuming the conversion had taken place at January 1, 1995, for the third quarter of 1995 would have been $.17 compared to the reported earnings per share of $.18. Loss per share on a pro forma basis for the nine months ended September 30, 1995 would have been ($2.36) compared to a reported loss per share of ($2.77).


               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

NOTE 6 - Statements of Cash Flows Supplementary Information
___________________________________________________________

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                     _________________________       ________________________
(dollars in thousands)                                                 1996            1995            1996           1995
________________________________________________________             __________      _________       _________      _________
Cash Paid (Received) During the Period For:
   Interest expense                                                  $    835        $  2,121        $   4,395      $   6,471
   Income tax (refunds) payments, net                                 (10,749)            288          (14,153)           338
Detail of Noncash Investing and
  Financial Activities:
   Sale of land, building and equipment
    in exchange for note receivable                                  $     --        $     --        $     165      $     416
   Assets acquired through capital leases                                 110           2,032              458          3,366
   Notes receivable under stock option plans                               --             262               --          1,441
Acquisition of Businesses:
   Working capital, other than cash                                  $     --        $     --        $  (6,346)     $      --
   Property, plant and equipment                                           --              --             (959)            --
   Other assets                                                            --              --          (17,503)            --
   Liabilities assumed in acquisition, including
    $4,340,000 of notes payable to sellers                                 --              --           12,635             --
                                                                      __________      _________       _________      _________
  Net cash used to acquire businesses                                $     --        $     --        $ (12,173)     $      --


               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                               Three Months Ended
                                                                   September 30,
                                                              _____________________                 Percent
(dollars in thousands)                                          1996        1995       Variance      Change
________________________________________________________      _________   _________    _________    ________
Net Revenues:
   ICS Learning Systems                                       $  35,288   $  37,946    $ (2,658)     (7.0)%
   Steck-Vaughn Publishing                                       32,419      20,372      12,047       59.1
   NETG                                                          14,017      12,977       1,040        8.0
   Other                                                            574         734        (160)     (21.8)
                                                              _________   _________    ________
Total Net Revenues                                            $  82,298   $  72,029    $ 10,269       14.3
                                                              =========   =========    ========
Operating Income:
   ICS Learning Systems                                           5,522       3,681       1,841       50.0
   Steck-Vaughn Publishing                                        7,192       5,528       1,664       30.1
   NETG                                                             990          59         931        n/m
   Other                                                            169         205         (36)     (17.6)
                                                              _________   _________    ________
Total Segment Operating Income                                   13,873       9,473       4,400       46.4
   General corporate expenses                                    (1,332)     (1,525)        193      (12.7)
   Interest expense                                              (2,002)     (2,352)        350      (14.9)
   Investment income                                              1,260         814         446       54.8
   Other income                                                      16          42         (26)     (61.9)
                                                              _________   _________    ________
Income Before Income Taxes and
  Minority Interest                                              11,815       6,452       5,363       83.1
   Income taxes                                                   1,772          --       1,772        n/m
                                                              _________   _________    ________
Income Before Minority Interest                                  10,043       6,452       3,591       55.7
   Minority interest                                                736         625         111       17.8
                                                              _________   _________    ________
Net Income                                                    $   9,307   $   5,827    $  3,480       59.7
                                                              =========   =========    =========

n/m: Not meaningful.


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

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Detailed Segment Operating Results:

(dollars in thousands)                                           Three Months Ended September 30, 1996
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  82,298    $  35,288    $   32,419    $  14,017    $     574
Costs and Expenses:
   Contract course materials and service costs         16,969       12,110            --        4,592          267
   Publishing costs and materials                       8,837           --         8,837           --           --
   Product development                                  6,390          731         3,544        2,115           --
   Selling and promotion                               29,594       14,200         9,772        5,525           97
   General and administrative                           5,929        2,575         2,518          795           41
   Amortization of acquired intangible assets             706          150           556           --           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income                            $  13,873    $   5,522    $    7,192    $     990    $     169
                                                    =========    =========    ==========    =========    =========

(dollars in thousands)                                           Three Months Ended September 30, 1995
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $  72,029    $  37,946    $   20,372    $  12,977    $     734
Costs and Expenses:
   Contract course materials and service costs         18,705       14,071            --        4,219          415
   Publishing costs and materials                       5,031           --         5,031           --           --
   Product development                                  4,525          873         2,069        1,583           --
   Selling and promotion                               28,375       16,672         6,498        5,115           90
   General and administrative                           5,706        2,620         1,061        2,001           24
   Amortization of acquired intangible assets             214           29           185           --           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income                            $   9,473    $   3,681    $    5,528    $      59    $     205
                                                    =========    =========    ==========    =========    =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995
____________________________________________________________________

Revenues of $82,298,000 for the three months ended September 30, 1996, were $10,269,000 or 14.3% higher than revenues of $72,029,000 in the prior year. Net income for the period was $9,307,000 or $.25 per share compared to income of $5,827,000 or $.18 per share ($.17 per fully diluted share) in the prior year. The results of Steck-Vaughn reflects approximately $3,200,000 of revenue ($1,440,000 of operating income) which the Company had orders for in the second quarter of 1996, but was unable to ship by the end of the second quarter due to problems encountered in the implementation of a new warehouse management system. During the third quarter, Steck-Vaughn shipped all the excess backlog from the second quarter and all shippable orders received during the third quarter.

Income tax provision for the three months ended September 30, 1996, reflects taxes provided on pretax income at an estimated annual effective tax rate of 15%. The operating results for the three months ended September 30, 1996 also contain a nonrecurring charge of approximately $732,000 ($861,000 pretax) or $.02 per share, related to the change in CEO at Steck-Vaughn. The Company also recorded nonrecurring interest income of $990,000 on the income tax refund received in July 1996.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ICS Learning Systems:

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Traditional Distance Education - Domestic           $  19,001   $  23,435      (18.9)%
   Traditional Distance Education - International         10,922      10,744         1.7
   Business and Industrial                                 2,394       1,866        28.3
   Professional                                            2,971       1,901        56.3
                                                       _________   _________
      Total Revenues                                   $  35,288   $  37,946        (7.0)
                                                       =========   =========
   Traditional Distance Education:
   _______________________________
   New Enrollments:
      Domestic                                            70,618      74,211        (4.8)
      International                                       28,290      29,637        (4.5)
                                                       _________   _________
   Total New Enrollments                                  98,908     103,848        (4.8)
                                                       =========   =========
   Gross Enrollment Value (GEV):
      Domestic                                         $  42,076   $  58,988       (28.7)
      International                                       20,127      20,172         (.2)
                                                       _________   _________
   Total GEV                                           $  62,203   $  79,160       (21.4)
                                                       =========   =========
   Selling and Promotion Spending:
      Domestic                                         $   8,485   $  11,842       (28.3)
      International                                        5,574       5,122         8.8
                                                       _________   _________
   Total Selling and Promotion Spending                $  14,059   $  16,964       (17.1)
                                                       =========   =========

   Estimated realization of future tuition revenue           47%         45%


   ICS revenues of $35,288,000 for the third quarter of 1996 were $2,658,000 (7.0%) lower than the comparable quarter in 1995. Professional revenue, which includes MicroMash and California College for Health Sciences (CCHS) increased $1,070,000 (56.3%) due to the acquisition of CCHS. Business and Industrial revenue increased $528,000 (28.3%). Traditional domestic revenue declined $4,434,000 (18.9%) while traditional international revenue increased $178,000 (1.7%).

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ICS Learning Systems (continued):

   Total revenue, excluding PC hardware revenue, was $33,810,000 and $32,444,000 for the third quarter of 1996 and 1995, respectively, reflecting an increase of 4.2%. Traditional domestic revenue decreased primarily due to the elimination of the sale of computer hardware with PC
   courses for all enrollments after September 15, 1995.   Although new
   enrollments were lower, revenue realization rates improved. New enrollments, which are an indicator of future revenues, declined 4.8% domestically, due primarily to the reduction in selling and promotional spending. The decline in enrollments was primarily from the PC programs which, in addition to the reduction in selling and promotional spending, was primarily impacted by eliminating the computer hardware from the PC courses. The elimination of the computer hardware has resulted in improved margins by 10.7 percentage points for the operation.

   International revenue increased $178,000 (1.7%) over the comparable period last year. Revenues in Canada increased over the prior year period due to a year-to-date enrollment increase and a larger mix of higher priced courses. International Mail Sales revenue increased as a result of an increase in enrollments. These increases were partially offset by lower revenue in Australia/New Zealand caused by lower enrollments as a result of telesales understaffing in the first and second quarters and lower revenue in the U.K. as a result of fewer year-to-date enrollments caused by advertising underspending in the first quarter and lower advertising productivity.

   Course material and service costs decreased $1,961,000 (decreased 2.8% as a percent of revenues) due to the elimination of computer hardware from computer courses, partially offset by the acquisition of CCHS which added $550,000 to costs, volume related increases in International, and increased customer service initiatives.

   Selling and promotion spending for traditional business decreased $2,905,000 from the comparable prior year period. There is not a corresponding dollar for dollar reduction in selling and promotion expenses because the Company defers a substantial portion of the selling and marketing spending incurred in the first half of the year and fully amortizes the deferral to expense later in the year to properly match the expenses with the related revenues.

   Selling and promotion expenses deceased $2,472,000 (decreased 3.7% as a percent of revenues) due to a reduction in media spending as a result of concentrating on higher profit media and eliminating spending on lower yield media, partially offset by increased expenses of $173,000 due to the acquisition of CCHS, as well as higher International spending in all markets.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ICS Learning Systems (continued):

   General and administrative expenses decreased slightly as reductions in outside consulting expense related to an information systems implementation project and lower payroll related benefits expense more than offset the increase in expense of $139,000 resulting from the acquisition of CCHS.

   Domestic GEV decreased 28.7% due to the decrease in the average contract price as a result of eliminating the sale of PC hardware from PC courses and an enrollment decrease for the quarter of 4.8%.

   International GEV deceased .2% due to decreases in Canada and the U.K., partially offset by increases in Australia/New Zealand and IMS. The decrease in GEV is a result of a 4.5% decease in enrollments for the quarter, partially offset by higher average contract price due to a larger mix of higher priced courses.


Steck-Vaughn Publishing:

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Steck-Vaughn Core Business:
      Elementary and High School (El/Hi)               $  18,330   $  14,167        29.4%
      Adult Education                                      4,771       3,373        41.4
      Library                                              4,941       2,832        74.5
                                                       _________   _________
                                                          28,042      20,372        37.6
   Summit Learning                                         2,691          --         n/m
   Edunetics                                               1,686          --         n/m
                                                       _________   _________
      Total Revenues                                   $  32,419   $  20,372        59.1
                                                       =========   =========

   n/m:  Not meaningful.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

   The above revenues reflect Steck-Vaughn's actual shipments for the quarter ended September 30, 1996 including $3,200,000 of shipments in the third quarter related to orders in backlog at the end of the second quarter which could not be shipped then due to problems encountered in the implementation of a new warehouse management system. These orders would have been shipped in the second quarter had the difficulties in implementing the new warehouse management system not occurred. Accordingly, management believes that analysis of the revenues for the period is more meaningful on a pro forma presentation basis reflecting the exclusion of the $3,200,000 of unshipped orders as set forth below.

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Pro forma Net Revenues by Product Line
    (excluding $3,200,000 of second quarter
    excess backlog):
   Steck-Vaughn Core Business:
      Elementary and High School (El/Hi)               $  16,474   $  14,167        16.3%
      Adult Education                                      4,124       3,373        22.3
      Library                                              4,244       2,832        49.9
                                                       _________   _________
                                                          24,842      20,372        21.9
   Summit Learning                                         2,691          --         n/m
   Edunetics                                               1,686          --         n/m
                                                       _________   _________
      Total Pro forma Revenues                         $  29,219   $  20,372        43.4
                                                       =========   =========

   n/m:  Not meaningful.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Steck-Vaughn Publishing (continued):

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Operating Income (Loss) by Product Line:
   Steck-Vaughn Core Business                          $   7,966   $   5,528       44.1%
   Summit Learning                                          (156)         --         n/m
   Edunetics                                                (618)         --         n/m
                                                       _________   _________
      Operating income                                 $   7,192   $   5,528        30.1
                                                       =========   =========

   n/m:  Not meaningful.

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Pro forma Operating Income (Loss) by
    Product Line (excluding $1,440,000 estimated
    effect on operating income related to
    $3,200,000 of second quarter excess backlog):
   Steck-Vaughn Core Business                          $   6,526   $   5,528       18.1%
   Summit Learning                                          (156)         --         n/m
   Edunetics                                                (618)         --         n/m
                                                       _________   _________
      Pro forma Operating Income                       $   5,752   $   5,528         4.1
                                                       =========   =========

   n/m:  Not meaningful.

   Revenues increased 59.1% for the three months ended September 30, 1996. Of the 59.1% increase for the quarter, 21.5% is attributable to the acquisition of Summit Learning and Edunetics, 15.7% is due to the carryover into the third quarter of the second quarter's excess backlog, and 21.9% is attributable to the increase in the third quarter of Steck-Vaughn's core business.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

   El/Hi sales increased 29.4% (16.3% without the excess backlog) during the third quarter, as compared to last year, as sales of traditional skills and test preparation products continued to be strong. This growth was driven by the continued interest among educators in returning to basic skills instruction. Best selling products in the El/Hi market segment address such key curriculum areas as phonics, spelling, reading, math, science, and social studies. The strong performance of test preparation and assessment products, bolstered by the product line acquired from Berrent Publications, Inc. in November 1994, reflects the increased use of standardized tests in public schools.

   Sale of adult education products increased 41.4% (22.3% without the excess backlog) due to the acquisition of the Educational Development Laboratories, Inc. (EDL) technology product in October 1995.

   Library sales increased, with sales for the third quarter up 74.5% (49.9% without the excess backlog) compared to the prior year. Exclusive distribution agreements entered into in 1995 and early 1996 with Wayland Publishers, Abdo and Daughters, and Larousse Kingfisher Chambers, Inc., were responsible for much of the increase. The release of two major revised Steck-Vaughn series, the 53-volume Portrait of America and the 24-volume Raintree Illustrated Science Encyclopedia, also contributed to the increase.

   With the growth of the library product line, Steck-Vaughn restructured its sales force during the third quarter to expand its coverage of the library market. Steck-Vaughn has engaged 97 independent sales reps to carry the entire library product line, allowing Steck-Vaughn's dedicated sales force to focus exclusively on the elementary

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

   curriculum and newly-acquired Edunetics lines. In addition, Steck-Vaughn expanded its telemarketing sales force, creating rep teams for each of its three main library product lines.

   Summit Learning sales during the third quarter of $2,691,000 were incremental to Steck-Vaughn, following the acquisition of Summit in December 1995. Summit has a direct response marketing channel (catalog), enabling Steck-Vaughn to increasingly reach decision makers within the schools. The Company has added selected Steck-Vaughn print and Edunetics CD-ROM products and included significant new products in the Summit catalogs. The Young Explorers catalog is distributed to consumers in the fall to coincide with holiday gift buying, providing entry to the home market.

   Edunetics revenue was attributable primarily to contractual obligations for systems installations. During the third quarter, Edunetics recognized its first revenue under the three-year, $3,800,000 contract entered into in June 1996 with the Detroit public school system to provide Edunetics' proprietary educational software programs to 60 schools within the district. Steck-Vaughn acquired Edunetics, Ltd. in April 1996 to move into the educational software market. Edunetics launched eight new titles in the summer of 1996, with eleven new titles planned for release in 1997.

   Publishing costs increased $3,806,000 (75.7%) primarily due to the acquisitions of Edunetics and Summit, as well as the increased volume in the core business. Publishing costs as a percentage of revenues increased for the third quarter ended September 30, 1996, as compared to 1995, primarily due to the inclusion of the Summit business. Publishing costs of the Steck-Vaughn core business, which excludes Summit and Edunetics, for the third quarter ended September 30, 1996, represented 24.6% of core business revenues as compared to 24.5% for the same period in the previous year. Increases in the cost of printed products resulted from the increase in products acquired through distribution agreements as opposed to internal development and the increased use of wholesalers to sell library titles, partially offset by the increased sales of technology and testing products, which carry higher gross margins, and the decline in royalty expense due to the increase in products acquired through distribution agreements. Fulfillment expenses were also higher due to increases in labor costs necessary to implement the new warehouse management system and eliminate the excess backlog. Summit Learning's product and fulfillment costs, at 62.0% of revenues, reflect the non-propriety nature of the product line.

   Product development expense increased $1,475,000 (increased .8% as a percent of revenues) due to increased investments in new product lines of the recently acquired EDL and Edunetics businesses and the expansion of the library line.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

   Selling and promotion costs increased $3,274,000 (decreased 1.8% as a percent of revenues) for the third quarter ended September 30, 1996, as compared to the prior year, due to higher commissions resulting from increased revenues and the expansion of the telemarketing sales force. Catalog expense increased in part due to the acceleration of the recognition of catalog expenses in accordance with Steck-Vaughn's adoption in 1995 of accounting standard SOP 93-7, and due to the acquisition of Summit, a catalog marketer, in December 1995.

   General and administrative expenses increased in the third quarter due to the inclusion of $861,000 in costs attributable to the change in chief executive officer at Steck-Vaughn. This nonrecurring expense included obligations under the previous CEO's employment contract, as well as expenses incurred in the employment of the new chief executive. General and administrative expenses also increased during the third quarter with the inclusion of Edunetics' operations for a full quarter.

   Amortization expense increased due to the acquisitions of Edunetics in April 1996, of EDL in October 1995, and Summit in December 1995.

   Operating income for the quarter ended September 30, 1996, as compared to 1995, increased for Steck-Vaughn's core business due to the carryover into the third quarter of the second quarter's excess backlog and as a result of the increase in El/Hi, adult education and library product lines, as previously explained in the discussion on revenues. Operating income for the quarter was negatively impacted by the $861,000 nonrecurring charge for the change in CEO at Steck-Vaughn.
   The operating results of Summit and Edunetics reflect the start-up phase of both divisions.

   Pro forma operating income for the quarter ended September 30, 1996, as compared to 1995, increased for Steck-Vaughn's core business due to the increases in El/Hi, adult education and library product lines. Pro forma operating income of the core business as a percentage of revenues for the three months ended September 30, 1996, as compared to 1995, was slightly lower due to the $861,000 nonrecurring charge for the change in CEO at Steck-Vaughn. Excluding this nonrecurring charge, pro forma operating income of the core business as a percentage of revenues increased due to economies resulting from the increase in sales.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG:

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Domestic                                            $   6,845   $   6,806          .6%
   International                                           7,172       5,914        21.3
   Spectrum                                                   --         257         n/m
                                                       _________   _________
      Total Revenues                                   $  14,017   $  12,977         8.0
                                                       =========   =========

   n/m: Not meaningful.

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________
                                                         1996        1995
   ______________________________________________      _________   _________
   Number of Internally Developed Products Completed:
   Client/Server                                              40           5
   Mainframe                                                   6          --
   Desktop                                                    15           4
   Business Skills                                             3          --
                                                       _________   _________
      Total                                                   64           9
                                                       =========   =========

                                                         Three Months Ended
                                                            September 30,
                                                       _____________________
                                                         1996        1995
   ______________________________________________      _________   _________
   Number of Third Party Developed Products Completed:
   Client/Server                                              14           3
   Mainframe                                                  --          --
   Desktop                                                    16          14
   Business Skills                                            17           3
                                                       _________   _________
      Total                                                   47          20
                                                       =========   =========
/TABLE

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG (continued):

   NETG revenues of $14,017,000 increased $1,040,000 (8.0%) for the third quarter of 1996 compared to the comparable period in 1995. Excluding Spectrum, revenues increased 10.2%. Domestic revenues increased slightly as revenues for desktop and client/server processing courses, which experienced a 41.7% increase, more than offset the decline in mainframe computer courses and certain business skills courses.

   International revenue increased $1,258,000 (21.3%) as a result of a 79.7% increase in revenues for desktop and client/server courses, partially offset by a decline in revenue due to a reduction in mainframe computer and business skills courses. Also contributing to the increase was $450,000 of revenue from early renewals of contracts.

   Operating income was $990,000 for the third quarter of 1996 compared to operating income for the same period in 1995 of $59,000.

   Course service costs increased $373,000 (increased .2% as a percent of revenues) from the 1995 comparable quarter. The discontinuance of Spectrum reduced costs by $299,000. The most significant contributing factors to the increased expenses were higher royalty expense as a result of sales in Europe of more third party products and higher material cost of sales as a result of increased volume in Europe.
   These increases more than offset the savings in the U.S. of outsourcing the shipping and distribution function. Because NETG is significantly increasing the number of internally developed courses, NETG should experience lower royalty expense in the future.

   Product development expense increased $532,000 (increased 2.9% as a percent of revenues) due to more products being developed in 1996. Approximately $3,500,000 of product development expense for a substantial number of the internally developed courses released in the current year was incurred and charged to expense in the fourth quarter of 1995.

   Selling and promotion expense increased $410,000 (remained unchanged as a percent of revenues). Most of the increase was due to increased headcount in the field sales force, partially offset by lower expenses due to the discontinuance of Spectrum.

   General and administrative expense decreased $1,206,000 (decreased 9.7% as a percent of revenues) due to favorable outcomes of certain legal disputes, a reduction in headcount and overhead expenses such as facilities costs as a result of the restructuring actions and renegotiation of leased facilities in the U.K., and the discontinuance of Spectrum.

Operating results of ICS and NETG foreign operations by geographic region are discussed above. The third quarter foreign currency exchange gains, recorded to other income, were $16,000 compared to gains of $42,000 in the prior year.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Corporate and Other:

General corporate expenses decreased $193,000 (.5% as a percent of revenues) as a result of lower facilities costs and ongoing cost control.

Interest expense decreased due to the conversion on September 11, 1995, of all $20,000,000 of the Company's 10% senior subordinated convertible debentures into shares of the Company's common stock.

Investment income includes nonrecurring interest income of $990,000 on the IRS tax refund received in July 1996.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                      Nine Months Ended
                                                        September 30,
                                                    _____________________                 Percent
  (dollars in thousands)                              1996        1995       Variance      Change
  ______________________________________________    _________   _________    _________    ________
  Net Revenues:
    ICS Learning Systems                            $ 107,072   $ 107,611    $  (539)       (.5)%
    Steck-Vaughn Publishing                            66,176      46,797      19,379       41.4
    NETG                                               33,322      33,348         (26)      (0.1)
    Other                                               1,681       2,496        (815)     (32.7)
                                                    _________   _________    ________
  Total Net Revenues                                $ 208,251   $ 190,252    $ 17,999        9.5
                                                    =========   =========    ========
  Operating Income (Loss):
    ICS Learning Systems before amortization        $  13,349   $   9,562    $  3,787       39.6
     Amortization of prior period
      deferred marketing                                   --      (1,470)      1,470        n/m
                                                    _________   _________    ________
    ICS Learning Systems                               13,349       8,092       5,257       65.0
    Steck-Vaughn Publishing before unusual
     items                                              9,993       9,079         914       10.1
      Unusual items                                    (4,100)         --      (4,100)       n/m
                                                    _________   _________    ________
    Steck-Vaughn Publishing                             5,893       9,079      (3,186)     (35.1)
    NETG before unusual items                           1,342     (13,803)     15,145        n/m
     Unusual items                                         --     (76,161)     76,161        n/m
                                                    _________   _________    ________
    NETG                                                1,342     (89,964)     91,306        n/m
    Other                                                 378         638        (260)     (40.8)
                                                    _________   _________    ________
  Total Segment Operating Income (Loss)                20,962     (72,155)     93,117        n/m
    General corporate expenses                         (3,931)     (5,096)      1,165      (22.9)
    Interest expense                                   (6,119)     (6,732)        613       (9.1)
    Investment income                                   2,201       2,030         171        8.4
    Unusual items                                          --      (1,644)      1,644        n/m
    Other (expense) income                                (21)        307        (328)       n/m
                                                    _________   _________    ________
  Income (Loss) Before Income Taxes and
   Minority Interest                                   13,092     (83,290)     96,382        n/m
    Income taxes                                          579          --         579        n/m
                                                    _________   _________    ________
  Income (Loss) Before Minority Interest               12,513     (83,290)     95,803        n/m
   Minority interest                                      367       1,065        (698)     (65.5)
                                                    _________   _________    ________
  Net Income (Loss)                                 $  12,146   $ (84,355)   $ 96,501        n/m
                                                    =========   =========    ========

n/m: Not meaningful.

/TABLE

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Detailed Segment Operating Results:

(dollars in thousands)                                           Nine Months Ended September 30, 1996
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $ 208,251    $ 107,072    $   66,176    $  33,322    $   1,681
Costs and Expenses:
   Contract course materials and service costs         50,083       39,276            --        9,993          814
   Publishing costs and materials                      19,728           --        19,728           --           --
   Product development                                 17,695        2,845         9,408        5,442           --
   Selling and promotion                               76,442       42,131        20,559       13,400          352
   General and administrative                          17,545        9,142         5,121        3,145          137
   Amortization of acquired intangible assets           1,696          329         1,367           --           --
   Unusual items                                        4,100           --         4,100           --           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income                            $  20,962    $  13,349    $    5,893    $   1,342    $     378
                                                    =========    =========    ==========    =========    =========

(dollars in thousands)                                           Nine Months Ended September 30, 1995
_____________________________________________       ______________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    _________    _________    __________    _________    _________
Net Revenues                                        $ 190,252    $ 107,611    $   46,797    $  33,348    $   2,496
Costs and Expenses:
   Contract course materials and service costs         56,602       39,891            --       15,307        1,404
   Publishing costs and materials                      12,573           --        12,573           --           --
   Product development                                 14,450        2,529         6,444        5,477           --
   Selling and promotion                               79,523       47,976        14,602       16,606          339
   General and administrative                          20,314        7,562         3,545        9,092          115
   Amortization of prior period deferred
    marketing                                           1,470        1,470            --           --           --
   Amortization of acquired intangible assets           1,314           91           554          669           --
   Unusual items                                       76,161           --            --       76,161           --
                                                    _________    _________    __________    _________    _________
Segment Operating Income (Loss)                     $ (72,155)   $   8,092    $    9,079    $ (89,964)   $     638
                                                    =========    =========    ==========    =========    =========

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995
__________________________________________________________________

Revenues of $208,251,000 for the nine months ended September 30, 1996, were $17,999,000 (9.5%) higher than revenues of $190,252,000 in the prior year. Net income for the period was $12,146,000 or $.33 per share compared to a loss of ($84,355,000) or ($2.77) per share in the prior year.

The operating results for the nine months ended September 30, 1996 and 1995 include the write-off of in-process research and development in 1996, and unusual items representing restructuring charges and write-off of goodwill in 1995. The 1996 operating results also contain a nonrecurring charge of approximately $732,000 ($861,000 pretax) or $.02 per share, related to the change in CEO at Steck-Vaughn. The Company also recorded nonrecurring interest income of $990,000 on the income tax refund received in July 1996. Excluding unusual items and the benefit of a $2,000,000 tax refund in 1996, net income (loss) would have been $13,553,000 or $.37 per share for the nine months ended September 30, 1996, and ($6,550,000) or ($.21) per share for the nine months ended September 30, 1995.

Income tax provision for the nine months ended September 30, 1996 reflects taxes provided on pretax income, excluding the $4,100,000 write-off of in-process research and development at Edunetics which is not deductible for tax purposes, at an estimated annual effective tax rate of 15%, reduced by a $2,000,000 tax benefit of a tax refund received and recognized in the second quarter of 1996.


ICS Learning Systems:

                                                          Nine Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Traditional Distance Education - Domestic           $  58,789   $  64,767       (9.2)%
   Traditional Distance Education - International         32,956      32,161         2.5
   Business and Industrial                                 7,692       5,963        29.0
   Professional                                            7,635       4,720        61.8
                                                       _________   _________
      Total Revenues                                   $ 107,072   $ 107,611        (.5)
                                                       =========   =========
   Traditional Distance Education:
   -------------------------------
   New Enrollments:
      Domestic                                           218,801     226,057       (3.2)

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

ICS Learning Systems (continued):
                                                          Nine Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
      International                                       87,050      91,936        (5.3)
                                                       _________   _________
   Total New Enrollments                                 305,851     317,993        (3.8)
                                                       =========   =========
   Gross Enrollment Value (GEV):
      Domestic                                         $ 129,537   $ 179,752       (27.9)
      International                                       63,301      58,901         7.5
                                                       _________   _________
   Total GEV                                           $ 192,838   $ 238,653       (19.2)
                                                       =========   =========
   Selling and Promotion Spending:
      Domestic                                         $  27,465   $  34,706       (20.9)
      International                                       16,057      15,735         2.0
                                                       _________   _________
   Total Selling and Promotion Spending                $  43,522   $  50,441       (13.7)
                                                       =========   =========

   ICS experienced similar changes in revenues and operating results as occurred for the three month period previously discussed, except as follows.

   Product development expense increased $316,000 (increased .3% as a percent of revenues) due to more courses under development in 1996 compared to 1995.

   The 1995 year-to-date results include $1,470,000 of amortization of prior period deferred marketing due to the adoption in 1994 of a new accounting pronouncement. There was no amortization of prior period deferred marketing in 1996.

   General and administrative expenses increased $1,580,000 (1.5% as a percent of revenues) due to higher expenses of information systems due to implementation of a new integrated information system, the acquisition of CCHS which added $344,000 to expenses and increased costs in the Business and Industrial products.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing:

                                                          Nine Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Steck-Vaughn Core Business:
      Elementary and High School                       $  32,482   $  28,731        13.1%
      Adult Education                                     10,931       9,936        10.0
      Library                                             12,932       8,130        59.1
                                                       _________   _________
                                                          56,345      46,797        20.4
   Summit Learning                                         7,025          --         n/m
   Edunetics                                               2,806          --         n/m
                                                       _________   _________
     Total Revenues                                    $  66,176   $  46,797        41.4
                                                       =========   =========

      n/m: Not meaningful.

                                                          Nine Months Ended
                                                            September 30,
                                                       _____________________     Percent of Revenue
   (dollars in thousands)                                 1996        1995          Year-to-Date

                                                                                   1996      1995
   ______________________________________________      _________   _________     _______    _______
   Operating Income (Loss) by Product Line:
   Steck-Vaughn Core Business                          $  11,155   $   9,079       19.8%      19.4%
   Summit Learning                                         (356)          --       (5.1)        --
   Edunetics                                               (806)          --      (28.7)        --
                                                       _________   _________
                                                           9,993       9,079        15.1      19.4
   Write-off of in-process research and development      (4,100)          --
                                                       _________   _________
   Operating income                                    $   5,893   $   9,079
                                                       =========   =========


               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

   Steck-Vaughn experienced similar changes in revenues and operating results as occurred for the three month period previously discussed, except there is no impact for the nine month period of second quarter backlog shipped in the third quarter. Operating income as a percentage of revenues for the nine months ended September 30, 1996, as compared to 1995, was up slightly for the core business as economies resulting from the increase in sales more than offset the reduction in operating income caused by the $861,000 nonrecurring charge for the change in CEO at Steck-Vaughn. Also, operating income for the nine month period includes a $4,100,000 write-off of in-process research and development in connection with the acquisition of Edunetics in the second quarter of 1996.


NETG:

                                                          Nine Months Ended
                                                            September 30,
                                                       _____________________     Percent
   (dollars in thousands)                                 1996        1995       Change
   ______________________________________________      _________   _________    _________
   Revenues:
   Domestic                                            $  16,018   $  16,041        (.1)%
   International                                          17,304      15,707        10.2
   Spectrum                                                   --       1,600         n/m
                                                       _________   _________
      Total Revenues                                   $  33,322   $  33,348        (.1)
                                                       =========   =========

   n/m: Not meaningful.

   Course service costs decreased $5,314,000 (decreased 15.9% as a percent of revenues) from the 1995 comparable period. Most of the decrease occurred because in 1995 NETG recorded a $1,946,000 increase in the allowance for doubtful accounts. The discontinuance of Spectrum reduced costs by $2,082,000. The other most significant contributing factors to the reduced expenses were a reduction in headcount and related expenses as a result of the 1995 restructure actions.

   Selling and promotion expense decreased $3,206,000 (decreased 9.6% as a percent of revenues). Most of the decrease was due to reduced headcount and related expenses compared to the first half of 1995 as a result of the 1995 restructure actions; lowered sales and marketing expense as NETG reduced spending to bring the expenses in line with the new business model; nonrecurring expense charges of $731,000 in the second quarter of 1995 in the U.K. and Germany and lower expenses due to the discontinuance of Spectrum.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG (continued):

   General and administrative expense decreased $5,947,000 (decreased 17.8% as a percent of revenues) due principally to a reduction in headcount and overhead expenses, such as facilities costs as a result of the restructuring actions in the second quarter of 1995 and the renegotiation of leased facilities in the U.K.; the discontinuance of Spectrum and due to favorable outcomes of certain legal disputes.

   In the second quarter of 1995, the Company restructured NETG, which resulted in an unusual charge of $28,652,000 ($.95 per share). In the fourth quarter of 1995, NETG further reduced its organization in Germany and recorded a restructure charge of $1,952,000 ($.06 per share). No tax benefits were provided on these charges. The charges included severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products and other restructuring related items, such as charges related to canceled contracts and agreements. In the second quarter of 1995, the Company also wrote-off the goodwill balance at NETG of $47,509,000 ($1.58 per share).

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NETG (continued):

                                                         Nine Months Ended
                                                            September 30,
                                                       _____________________
                                                         1996        1995
   ______________________________________________      _________   _________
   Number of Internally Developed Products Completed:
   Client/Server                                              83           8
   Mainframe                                                  11           2
   Desktop                                                    36           6
   Business Skills                                             4          --
                                                       _________   _________
      Total                                                  134          16
                                                       =========   =========

                                                         Nine Months Ended
                                                            September 30,
                                                       _____________________
                                                         1996        1995
   ______________________________________________      _________   _________
   Number of Third Party Developed Products Completed:
   Client/Server                                              25          38
   Mainframe                                                   8          14
   Desktop                                                    35          29
   Business Skills                                            72          14
                                                       _________   _________
      Total                                                  140          95
                                                       =========   =========

ICS and NETG foreign operations by geographic region experienced similar changes in revenues and income as discussed above. Foreign currency exchange losses of $21,000 were recorded during the period as compared to gains of $307,000 in the prior year.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Corporate and Other:

General corporate expenses and interest expense experienced similar changes as occurred for the three month period previously discussed. In the second quarter of 1995, the Company recorded a $1,644,000 ($.05 per share) charge at Corporate for restructuring.


Liquidity and Capital Resources
_______________________________

The Company's primary sources of liquidity are cash, investment securities and cash provided from operations. At September 30, 1996, the Company had $16,070,000 in cash and investment securities of which $7,035,000 was held in the account of Steck-Vaughn.

The Company has a revolving bank credit agreement in the amount of $20,000,000 which expires January 1998. As of September 30, 1996, $12,100,000 was outstanding under this credit agreement. Additionally, Steck-Vaughn has a revolving bank credit agreement in the amount of $15,000,000 which expires June 1998. As of September 30, 1996, $10,000,000 was outstanding under this credit agreement.

During July 1996, the Company terminated its credit facility with Steck-Vaughn in the amount of $5,000,000.

On April 30, 1996, Steck-Vaughn acquired all of the stock of Edunetics Ltd., a corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand of Steck-Vaughn and Steck-Vaughn's bank line of credit. Also, during the second quarter of 1996, ICS acquired all of the outstanding common stock of California College for Health Sciences (CCHS) for approximately $833,000 cash and the issuance of $4,340,000 of notes payable bearing interest at 7%. During July 1996, the notes were fully paid after receipt of a tax refund from the IRS. Additionally, ICS acquired the product line of SMH, a provider of legal bar review distance education materials, for $696,000.

Net cash flow from operating activities for the quarter ended September 30, 1996 of $9,916,000 was $11,326,000 favorable compared to the prior year period due primarily to the tax refund from the IRS in the amount of $11,516,000 and improved operating performance, partially offset by increased receivables of $14,729,000 of which $8,835,000 and $5,638,000 are attributable to Steck-Vaughn and NETG, respectively. The increases in accounts receivable are due to increased revenues during September 1996, as compared to 1995, at Steck-Vaughn and NETG.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
___________________________________________

Net cash flow from operating activities for the nine months ended September 30, 1996 of $2,424,000 was $9,093,000 favorable compared to the prior year period due to similar factors explained above. Net cash for investing activities for the nine months ended September 30, 1996 of $18,489,000 was $22,764,000 unfavorable compared to the prior year period primarily due to acquisition payments of $12,173,000 during 1996 and the net change in proceeds from the sale of securities in the amount of $9,077,000.

The Company expects that cash, investment securities, bank credit facilities, and cash provided from operations will be sufficient to provide for planned working capital requirements, product development, debt service, and capital expenditures for the foreseeable future. Additionally, the Company expects to buy back five percent of its $57,500,000 subordinated convertible debentures in the open marketplace in order to satisfy its 1997 sinking fund obligations under the indenture. At the 1996 stockholders' meeting, the shareholders approved an increase in the number of authorized common shares from 50,000,000 to 65,000,000 shares.

PAGE>
               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) See Exhibit Index following this Form 10-Q.

b) No reports on Form 8-K were filed for the period for which this report is filed.

PAGE>
               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 4, 1996


By  /s/ Keith K. Ogata
    ___________________________
    Keith K. Ogata
    Vice President, Chief Financial Officer
      and Treasurer

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                              INDEX TO EXHIBITS
                                 (Item 6(a))


                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
 3.1       Restated Certificate of Incorporation of
           of National Education Corporation (1). . . . . . . . .        *

 3.2       Amendment to Restated Certificate of Incorporation of
           National Education Corporation (31). . . . . . . . . .        *

 3.3       By-Laws of the Company, as amended (2) . . . . . . . .        *

10.1**     National Education Corporation Retirement Plan
           (Restated as of January 1, 1989 and as Amended
           through January 1, 1992) (3) . . . . . . . . . . . . .        *

10.2**     Advanced Systems, Incorporated 1984 Stock
           Option and Stock Appreciation Rights Plan (4). . . . .        *

10.3**     1986 Stock Option and Incentive Plan, as
           amended (5). . . . . . . . . . . . . . . . . . . . . .        *

10.4**     Amended and Restated 1990 Stock Option and
           Incentive Plan (6) . . . . . . . . . . . . . . . . . .        *

10.5**     Amended and Restated 1991 Directors' Stock
           Option and Award Plan (7). . . . . . . . . . . . . . .        *

10.6       Rights Agreement, dated October 29, 1986,
           between National Education Corporation and
           Bank of America National Trust and Savings
           Association, Rights Agent (including exhibits
           thereto) (8) . . . . . . . . . . . . . . . . . . . . .        *

10.7       Addendum No. 1 to Rights Agreement, dated
           August 5, 1991 (9) . . . . . . . . . . . . . . . . . .        *

10.8       Indenture, dated as of May 15, 1986, between
           National Education Corporation and Continental
           Illinois National Bank and Trust Company of
           Chicago, as Trustee (10) . . . . . . . . . . . . . . .        *





                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.9       Tripartite Agreement, dated as of May 31, 1990,
           among National Education Corporation, Conti-
           nental Bank as Resigning Trustee, and IBJ
           Schroder Bank & Trust Company as Successor
           Trustee (11) . . . . . . . . . . . . . . . . . . . . .        *

10.10**    National Education Corporation Supplemental
           Executive Retirement Plan, as amended (12) . . . . . .        *

10.11**    Supplemental Benefit Plan for Non-Employee
           Directors (13) . . . . . . . . . . . . . . . . . . . .        *

10.12**    Executive Employment Agreement between National
           Education Corporation and Sam Yau (14) . . . . . . . .        *

10.13      Intercompany Agreement between National
           Education Corporation and Steck-Vaughn
           Publishing Corporation, dated June 30, 1993
           (the "Intercompany Agreement") (15). . . . . . . . . .        *

10.14      First Amendment to Intercompany Agreement,
           dated June 10, 1994 (16) . . . . . . . . . . . . . . .        *

10.15      Tax Sharing Agreement between National
           Education Corporation and Its Direct and
           Indirect Corporate Subsidiaries, dated
           January 1, 1993 (17) . . . . . . . . . . . . . . . . .        *

10.16      $13,500,000 Amended and Restated Credit Agreement
           among National Education Corporation, the Banks
           named therein and Bankers Trust Company as Agent,
           dated February 28, 1995 (the "Credit Agreement")
           (Confidential treatment under Rule 24b-2 has been
           granted for portions of this exhibit) (18) . . . . . .        *

10.17      First Amendment and Limited Waiver to Credit
           Agreement, dated July 31, 1995 (19). . . . . . . . . .        *

10.18      Second Amendment to Credit Agreement, dated
           December 21, 1995 (20) . . . . . . . . . . . . . . . .        *




                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.19      Revolving Line of Credit Note and Option
           Agreement between National Education Corporation and
           Steck-Vaughn Publishing Corporation, dated
           February 28, 1995 (21) . . . . . . . . . . . . . . . .        *

10.20      Renewal and Extension Agreement between National
           Education Corporation and Steck-Vaughn Publishing
           Corporation, effective December 31, 1995 (22). . . . .        *

10.21      First Amendment to Stock Option Agreement between
           National Education Corporation and Steck-Vaughn
           Publishing Corporation, effective December 31, 1995 (23)      *

10.22      Letter Amendment to Stock Option Agreement between
           National Education Corporation and Steck-Vaughn
           Publishing Corporation, dated February 1, 1996 (24). .        *

10.23      Second Renewal and Extension Agreement and Second
           Amendment to Stock Option Agreement, dated March 31,
           1996 between National Education Corporation and
           Steck-Vaughn Publishing Corporation (27) . . . . . . .        *

10.24      Debenture Conversion Agreement among National
           Education Corporation and the Holders identified
           therein, dated August 31, 1995 (25). . . . . . . . . .        *

10.25      Credit Agreement among National Education Corporation,
           certain banks and BZW Division of Barclays Bank PLC,
           as Agent, dated January 19, 1996 (the "BZW Credit
           Agreement") (26) . . . . . . . . . . . . . . . . . . .        *

10.26      Waiver and First Amendment to BZW Credit Agreement,
           dated April 9, 1996 (28) . . . . . . . . . . . . . . .        *

10.27      Loan Agreement dated April 29, 1996, between Steck-
           Vaughn Company and NationsBank of Texas, N.A. (29) . .        *

10.28      Third Renewal and Extension Agreement and Third
           Amendment to Stock Option Agreement, dated June 30, 1996
           between National Education Corporation and Steck-Vaughn
           Publishing Corporation (30). . . . . . . . . . . . . .        *

11.1       Calculation of Primary Earnings Per Share (32) . . . .

11.2       Calculation of Fully Diluted Earnings Per Share (32) .

27.1       Financial Data Schedule (32) . . . . . . . . . . . . .

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

________________________________

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

7) Incorporated by reference to Exhibit "A" filed with National Education Corporation's Proxy Statement, furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

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

13) Incorporated by reference to Exhibit 10.18 filed with National Education Corporations Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

14) Incorporated by reference to Exhibit 10.21 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

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

20) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 19, 1996.

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

26) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Annual Report on Form 10-K/A, Amendment No.1, for the year ended December 31, 1995, filed July 26, 1996.

27) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.



                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

28) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.

29) Incorporated by reference to Exhibit 10.27 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.

30) Incorporated by reference to Exhibit 10.28 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 7, 1996.

31) Incorporated by reference to Exhibit "A" filed with National Education Corporation's Proxy Statement, furnished in connection with the Annual Meeting of Stockholders held May 29, 1996, filed April 15, 1996.

32)    Filed herewith.
