Form 10-K405
period 1996-12-31
NATIONAL EDUCATION CORP
filed 1997-03-27
CIK 277821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------


(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                                       OR



  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                          Commission file number 1-6981

                         NATIONAL EDUCATION CORPORATION
                         ------------------------------
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

6 1/2% Convertible Subordinated       New York Stock ExchanGE
Debentures Due 2011                   Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

================================================================================

                 Page 1 of ___; Exhibit Index appears on Page 36

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of February 28, 1997, based on the closing price for such Common Stock on the New York Stock Exchange on such date, was $418,930,510.

         The number of shares of registrant's Common Stock outstanding as of February 28, 1997, was 35,647,483.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from material that will be filed with the Securities and Exchange Commission within 120 days of registrant's fiscal year end (December 31, 1996), as part of a Proxy Statement for the registrant's Annual Meeting of Stockholders or as an amendment to this Form 10-K.


                                  Cover Page 2

                                     PART I

ITEM 1.           BUSINESS.

         National Education Corporation (the "Company") is a global provider of interactive multimedia products and services for the education and training marketplace. The Company was originally incorporated in California in 1954 and reincorporated in Delaware in 1972. The Company's business is conducted primarily through three operating entities: ICS Learning Systems, Inc., which provides distance learning opportunities in vocational, degree and professional self-studies; Steck-Vaughn Publishing Corporation, which publishes supplemental educational materials; and National Education Training Group, Inc., which offers interactive multimedia products to train information technology professionals and end-users of technology.

         On March 12, 1997, the Company announced that it had signed a definitive agreement with Sylvan Learning Systems, Inc. ("Sylvan"), pursuant to which Sylvan will acquire the Company through a stock-for-stock exchange. Sylvan is known for its network of more than 650 Sylvan Learning Centers that provide personalized instructional services to students of all ages and skill levels. In addition, Sylvan delivers computer-based testing for academic admissions, professional licensure and certification programs at more than 1,300 testing centers through its Sylvan Prometric division. Sylvan also provides educational services under contract to school systems through the Sylvan Contract Educational Services division; will offer adult professional education and training through the Caliber Learning Network, Inc.; and operates Wall Street Institute, a international franchisor of learning centers teaching the English language.

         Under the terms of the agreement, Sylvan will issue 0.58 shares of common stock in exchange for each share of Company common stock. The transaction, which is expected to be completed by the end of the second quarter 1997, has been approved by the Board of Directors of both Sylvan and the Company, but remains subject to approval by the stockholders of Sylvan and the Company, review by federal antitrust regulators and the fulfillment of customary terms and conditions. The transaction may be terminated under certain circumstances, including on mutual consent of the Company and Sylvan, or by either the Company or Sylvan if the average share price for Sylvan common stock as reported by Nasdaq for the ten trading days prior to consummation of the merger is less than $29.86 (unless Sylvan agrees to increase the exchange ratio to account for the amount by which Sylvan's average share price is below $29.86). In addition, if the transaction is not consummated because of breach of the agreement by one party or failure of the stockholders of one party to approve the transaction, that party may be liable to the other party for a termination fee. For more information, see Note 17 to the Consolidated Financial Statements, beginning on page F-29 below.

         The results of the Company's operations for 1996 are set forth in Item 6, "Selected Financial Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 16 below, and in the Company's Consolidated Financial Statements, beginning on page F-1 below. In addition, operating results by industry segment for the Company's operations for the past three years are described in Note 15 to the Consolidated Financial Statements, beginning on page F-26 below. This Form 10-K contains certain forward looking statements that are subject to risk and uncertainty. There can be no assurance that these future results will be achieved; actual results could differ materially from those projected in the forward-looking statements.

         The following describes the business of each of the Company's principal operating entities, and discusses significant developments in the business of those entities in 1996.

ICS LEARNING SYSTEMS, INC.

         ICS Learning Systems, Inc. ("ICS") provides distance learning opportunities in vocational, degree and professional self-studies to consumers and companies throughout the world. Headquartered in Scranton, Pennsylvania, ICS and its predecessors have provided distance education opportunities to over 11 million students since its founding in 1890. As discussed more fully below, in 1996 ICS accomplished the following:

         * ICS increased its product offerings in the professional market through the acquisition of California College for Health Sciences ("CCHS"), which offers distance education for healthcare industry professionals, and through MicroMash, a subsidiary of ICS, which increased its computer-based training offerings for financial and legal professionals (see "Principal Products and Product Development" below).

         * In January 1997, ICS expanded its international presence through the acquisition of Educatief, a leading provider of distance education in the Netherlands (see "Principal Products and Product Development" below).

         * ICS improved its operating margins through, among other methods, eliminating PC hardware from computer training courses and reducing marketing costs by eliminating marketing expenditures that produced the fewest enrollments and improving the rate at which leads generated through marketing efforts are converted to enrolled students.

         * ICS increased its presence on the Internet for each of its operations (see "Student Enrollment and Services" below).

         * ICS entered into an alliance in 1996 with International Thompson Publishing ("ITP") that provides ICS access to ITP's vast content resources for use in ICS' 1997 product development efforts (see "Principal Products and Product Development" below).

         PRINCIPAL PRODUCTS AND PRODUCT DEVELOPMENT.

                  Independent Study Programs. ICS offers more than 50 independent study programs in the United States and more than 100 programs internationally in a wide-range of disciplines under the following names: ICS Learning Systems, English Language Institute, International Correspondence Schools and North American Correspondence Schools. ICS offers courses in computer use and technology (PC Repair, PC Specialist with Multimedia, Master Computer Programmer, Desktop Publishing & Design, and others), administrative and office work (Computer-Assisted Bookkeeping, Legal Secretary, Medical Office Assistant, Master Travel, and others), service and repair fields (Air-Conditioning/Refrigeration, Auto Mechanic, Motorcycle Repair, TV/VCR Repair, and others), security (Law Enforcement, Private Security Officer, and others) and small business opportunities (Real Estate Appraiser, Surveying and Mapping, Dress Making and Design, Floral Design, and others). In addition, ICS offers students the opportunity to obtain a distance education high school diploma through its Newport/Pacific High School program.

                  ICS also offers over 1,200 training products and 12,000 hours of training in vocational and professional fields to industrial clients under the name "ICS Business and Industrial Training". Curricula includes courses in Personal Computing, Health and Safety, Electronics, Mechanical Maintenance, Machine Technologies, Building Trades, Utility Industry, Engineering Technologies, Vehicle Maintenance Technologies, and Business Management Practices.

                  A majority of ICS' international revenues are derived from foreign sales of English-language products. In January 1997, ICS expanded its offerings of foreign language materials through the acquisition of three subsidiaries of Educatief Holding B.V., a leading provider of distance education in the Netherlands. The three subsidiaries consist of Eurodidakt B.V. ("Euro"), N.T.I. Nederlands Talen Instituut B.V. ("NTI"), and Educatief B.V. ("UE"). Euro and NTI offer distance education courses in the Dutch language in vocational, business management, computer skills and leisure fields; UE publishes materials for use by Dutch vocational schools and training institutes.

                  Degree-Granting Programs. ICS' Center for Degree Studies awards Specialized Associate degrees in business and technology. Business programs include Accounting, Management, Finance, Applied Computer Science, Marketing and Hospitality Management. Technology programs include Civil Engineering Technology,

Electronics Technology, Electrical Engineering Technology, Industrial Engineering Technology and Mechanical Engineering Technology.

                  In addition, in 1996 ICS acquired CCHS, a San Diego, California-based provider of distance education in the healthcare industry. CCHS offers accredited two-year, four-year and master degree distance learning programs, including Master of Science in Wellness Promotion and Community Health Administration, Bachelor of Science in Health Services Management, Associate of Science in Early Childhood Education, Associate of Science in Medical Transcription, and Associate of Science in Allied Health. In addition, CCHS offers Associate of Science degrees in Electroencephalographic Technology and in Respiratory Care to professionals already working in the healthcare field. In 1997 and beyond, ICS intends to expand CCHS' healthcare-related degree offerings.

                  Professional Education Courses. ICS offers professional and continuing education through MicroMash to the finance, accounting and legal professions, and through CCHS to the healthcare industry. MicroMash offers over 100 professional exam and continuing professional education products to the financial and accounting industries, and 30 professional exam products to the legal industry. MicroMash offers professional examination reviews to achieve the following certifications: Certified Public Accountant, Certified Management Accountant, Certified Internal Auditor, Certified in Financial Management and Enrolled Agent. In addition, MicroMash offers continuing professional education products to finance and accounting professionals in both business and government. In 1996, MicroMash began offering the MicroMash Bar Review(TM) to prepare prospective attorneys to take state bar exams in 29 states. CCHS offers professional and continuing education courses in healthcare fields such as respiratory therapy, electroencephalographic technology and allied health.

                  Product Development and Revision. Curricula for ICS' courses are designed to reflect current trends in employment opportunities, consumer interest, professional development and industrial training needs. In 1996, ICS entered into an alliance with ITP, a group of major publishing companies, that provides ICS access to ITP's vast content resources for use in ICS' 1997 product development efforts. This will shorten development time and decrease development costs for new product offerings. In addition, many of ITP's textbooks are published in multiple languages, which will enable ICS to more rapidly expand its foreign language course offerings (particularly in the Netherlands).

                  In 1996, ICS introduced 33 new or substantially revised products. In 1997, ICS plans to introduce over 150 new or substantially revised products.

         ACCREDITATION AND COURSE RECOGNITION. ICS' independent study courses in the United States are accredited by the Distance Education and Training Council ("DETC"), the accrediting body for independent study schools recognized by the U.S. Department of Education. In addition, ICS is licensed by the State of Pennsylvania - State Board of Private Licensed Schools. Most ICS courses are approved for veterans benefits and for DANTES (Defense Activity for Non-Traditional Education Support). Recently, four computer programming courses offered by ICS (C, C++, COBOL and Basic) achieved approval from the Institute for Certification of Computing Professionals, an international organization for professional standards in the information processing industry.

         Programs offered through the ICS Center for Degree Studies are approved for college credit by the Program on Non-Collegiate Sponsored Instruction ("PONSI"), which is administered by the American Council on Education. In addition, the International Association for Continuing Education and Training ("IACET"), which establishes guidelines and standards defining acceptable continuing education credits that are applied toward maintaining professional licenses and credentials, has approved many ICS courses for continuing education credits.

         CCHS also is accredited by the DETC and is licensed as a degree-granting institution by the State of California, Council for Private Postsecondary and Vocational Education. Most CCHS courses are approved for college credit by PONSI, and applicable CCHS courses are accredited by the Commission on Accreditation for Allied Health Education Programs, the Joint Review Committee for Respiratory Education, and the American Nurses Credentialing Center.

         MicroMash continuing professional education products are recognized by the National Association of State Boards of Accountancy, The Institute of Certified Management Accountants, The Institute of Internal Auditors, The International Board of Standards and Practices for Certified Financial Planners, Inc., the Internal Revenue Service and the Institute for Certification of Computing Professionals, among others. MicroMash continuing legal education is recognized by various state legal professional licensing boards.

         MARKETING AND DISTRIBUTION. ICS markets its independent study courses throughout the United States and to over 150 countries utilizing direct response advertising through print, television media and direct mail marketing. ICS has over 200 telesales representatives in the United States who speak directly to prospective U.S. students about enrolling in courses. ICS also has established telemarketing operations in Canada, the United Kingdom and Australia. In addition, with the acquisition of the Educatief operations in early 1997, ICS has established telemarketing operations in the Netherlands. ICS also has operations in the New Zealand and Singapore, and uses a network of foreign distributors to reach English-speaking students in countries throughout the world.

         MicroMash and CCHS market their professional education products throughout the United States using direct response advertising through print, television media and direct mail marketing. ICS' Business and Industrial Training Division markets its products through independent sales representatives and an in-house telesales organization. The division's catalog of 1,200 products resides on a computer data base, giving each sales representative the ability to quickly create custom curricula for ICS clients. In addition, the division's independent sales representatives generate revenue from corporate clients through sources such as tuition assistance programs.

         ICS, MicroMash and CCHS each fulfills orders and distribute products internally. ICS, MicroMash and CCHS have multiple sources readily available to supply raw materials and goods used to fulfill orders.

         STUDENT ENROLLMENT AND SERVICES. Tuition for ICS' distance education courses currently ranges from approximately $400 to $1,000 per course, which, in many cases, includes auxiliary equipment for the courses. Certain ICS programs, including those leading to Associates degrees, and all CCHS degree programs require the student to enroll in and complete more than one course. Students generally pay a portion of the tuition upon enrollment and the balance on a monthly basis. Although many ICS students complete their entire distance education course, students have certain rights to cancel courses in progress and, in some cases, may be entitled to receive refund of tuition paid for future lessons or to cancel amounts that have not yet been paid for future lessons. ICS' accounting treatment recognizes distance education contract revenues when cash is received, but only to the extent that such cash can be retained under existing refund policies of the DETC or applicable law. ICS continually works to enhance its customer service by, among other methods, increasing the availability of instructors and to improve its attrition rates. In addition, ICS is working to increase the number of graduates from ICS programs who enroll in further ICS programs. ICS is not dependent on student financial aid under federal government programs.

         Traditionally, ICS distance education courses have been structured around "graded lessons" in which the student receives one section of instructional material at a time, which must be completed before proceeding to the next section. Courses are designed to be completed by the typical student in periods ranging from six to 24 months, depending on the course selected. A computerized student information/testing system permits students, through touch-tone telephones or voice response, to obtain immediate testing and feedback on test results. Over 95% of the 2 million exams graded by ICS during 1996 were graded electronically by either the information/testing system via telephone or by electronic scanner. ICS utilizes a voice-activated computer record access system that allows students to obtain key information from their records, 24 hours a day, without operator assistance.

         ICS utilizes technology to deliver products and services to its students. ICS' Internet site at "http://www.icslearn.com" allows prospective and current ICS students to access course descriptions and information, faculty profiles and a free ICS "Learning Styles Assessment." Through the Internet site, customers can contact ICS' international locations, E-mail for customer service, participate in student-to-instructor discussions, enroll on-line and download product demonstrations. During 1997, ICS intends to expand its Internet services to allow students to complete examinations on-line. CCHS' Internet site at "http://www.cchs.edu" includes student discussion areas, student-instructor interaction, and an on-line student library.

         COMPETITION. The distance education and training industry is highly competitive. In recent years, technological changes have increased the variety of choices available to students in selecting the type of education and the manner in which it is delivered, thereby increasing the number of entities with which ICS competes for student enrollments. ICS faces competition from U.S.-based and foreign independent study providers and, increasingly, from community colleges, vocational and technical schools, two-year colleges and universities. ICS also faces competition from governmental entities and other "distance learning" companies and schools, including electronic universities. ICS believes that the principal competitive factors in its industry are breadth and quality of course offerings, price and quality of customer services. Overall, the Company believes that ICS competes favorably on the basis of these factors.

STECK-VAUGHN PUBLISHING CORPORATION

         Steck-Vaughn Publishing Corporation ("Steck-Vaughn") publishes supplemental educational materials used in elementary, secondary and adult education. Headquartered in Austin, Texas, Steck-Vaughn, together with its predecessors, has been a publisher of educational materials since 1936. Steck-Vaughn closed its initial public offering in July 1993; currently, the Company owns approximately 83% of Steck-Vaughn. As discussed more fully below, in 1996 Steck-Vaughn accomplished the following:

         * Steck-Vaughn achieved strong revenue growth in its three traditional market segments: elementary/high school ("El/Hi") education, library and adult education (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below).

         * Steck-Vaughn expanded into educational software publishing through, among other methods, acquiring Edunetics Ltd., a developer and publisher of computer-based curriculum and other educational software products (see "Principal Products and Product Development" below).

         * In September 1996, Steck-Vaughn named Anita Kopec as President and Chief Executive Officer of Steck-Vaughn. Ms. Kopec brings to Steck-Vaughn many years of experience in publishing print-based and software-based educational materials.

         * Steck-Vaughn entered into agreements with 99 independent sales representatives nationwide to focus solely on Steck-Vaughn's library segment, thereby allowing Steck-Vaughn's sales staff to concentrate more on marketing Steck-Vaughn's expanding line of technology-based products (see "Marketing and Distribution" below).

         * Steck-Vaughn established a new distribution channel for its products as a result of the acquisition in December 1995 of the assets and operations of Summit Learning, Inc., a well-established direct response marketing company that produces and distributes catalogs to teachers, other key site-based decision makers and consumers (see "Marketing and Distribution" below).

         PRINCIPAL PRODUCTS AND PRODUCT DEVELOPMENT. Steck-Vaughn publishes and distributes supplemental educational materials used in elementary, secondary and adult education. The term "supplemental materials" refers to softcover, curriculum-based books, workbooks and other support materials, along with educational software, that are used in conjunction with or instead of more traditional hardcover basal textbooks. In addition, Steck-Vaughn is a significant publisher and distributor of reference books for the children's and young adult library market.

                  Steck-Vaughn believes that the continuing success of Steck-Vaughn's business depends, in part, on increasing its offerings of technology-based educational products and integrating those products into its business as educators increasingly use technology-based supplemental materials in addition to traditional print-based materials. In 1996, Steck-Vaughn expanded its educational software publishing through, among other methods, acquiring Edunetics Ltd. ("Edunetics"), a developer and publisher of computer-based curriculum and other educational software products. The Edunetics product line consists of nearly 1,000 hours of curriculum-based computer software in the areas of science and math for elementary and high school students. In addition, Steck-Vaughn will use Edunetics' expertise in developing multimedia educational products integrating both print and software formats.

In June 1996, Edunetics launched its first eight multiple-media CD-ROM titles as part of a 30-program series to cover the K-5 math, science and social studies curriculum.

                  Elementary and Secondary Education Materials. Steck-Vaughn's supplemental materials in the El/Hi market support the instruction of reading, language arts, social studies, science, history, geography, mathematics, literature, health and test preparation and assessment. Representative products in this market include Pair-It Books(TM), a 50-book series for grade levels K-2 released in 1996 pairing fiction and nonfiction books emphasizing language and phonics; Steck-Vaughn Spelling, an eight-book softcover series for grade levels 2-8 that teaches spelling in the context of reading, writing, and language arts; Language Exercises, an eight-book series for grade levels 1-8 that emphasize writing and study skills; Test Best(R), a nine-book series for grade levels K-8 to help students improve scores on tests such as the California Achievement Tests (CAT/5)(R), the Iowa Test of Basic Skills(R), the Stanford Achievement Test(R), the Comprehensive Tests of Basic Skills(R) and the Metropolitan Achievement Tests (MAT 7)(R); and Strategies for Success, a multiple book series produced by Steck-Vaughn's Berrent Publications Division for grade levels 2 through high school that offers a test preparation and skills improvement program covering five levels in reading, writing and mathematics.

                  Software educational materials for the El/Hi market include Go West! The Homesteader's Challenge(TM), an Edunetics interactive multimedia CD-ROM product for grade levels 4-8 that simulates pioneer life and supports curriculum objectives in the areas of social studies, language arts, mathematics, geography, economics, science and technology, and Message in a
Fossil: Uncovering the Past(TM), an Edunetics interactive multimedia CD-ROM product for grade levels 2-8 that simulates a paleontologist's excavation site and supports science curriculum. In December 1996, Go West! The Homesteader's Challenge(TM) received the Newsweek Editors' Choice(TM) award as one of the 50 best in Children's CD-ROM products. Also in 1996, Message in a Fossil:
Uncovering the Past(TM) was recognized by "Technology and Learning" magazine as one of the top 50 software titles in the United States.

                  Adult Education Materials. Steck-Vaughn's extensive line of adult education products covers a wide range of adult learning needs, including General Education Development ("GED"), Adult Basic Education, English as a Second Language ("ESL") and general self-improvement and job skills programs. Steck-Vaughn's Educational Development Laboratories ("EDL") product line (acquired in October 1995) offers computer-based instructional programs in the areas of basic reading, vocabulary and writing complementary to Steck-Vaughn's pre- GED and GED software products (discussed below).

                  Representative products in the adult education market include a comprehensive line of print-based GED materials including pre-GED and GED test preparation materials (Steck-Vaughn is the exclusive distributor of the official GED Practice Tests sanctioned by the GED Testing Service of the American Council for Education); Pre-GED 2001(TM), and GED 2000, software versions of Steck-Vaughn's pre-GED and GED preparatory materials; Real-Life English, a five-book ESL series for adults and young adults with limited or no English reading skills; Learning 100(R) and Learning 100(R) On-Line, print and interactive software materials, respectively, that teach vocabulary words and corresponding language skills at ten reading levels; and Reading Strategies Software, a software-based reading comprehension program covering ten reading levels.

                  Library Materials. Steck-Vaughn's library product offerings include encyclopedias, a complete atlas of the world, and over 2,000 other titles for students in kindergarten through high school. These products cover mostly nonfiction topics reflecting current curricula, including social studies, science and health, as well as some fiction, classics and the arts. Many of the library products address contemporary issues, such as the environment, social pressures, and culture. Others provide hands-on science experiments for children primarily in kindergarten through grade eight.

                  Many of Steck-Vaughn's library products are offered pursuant to exclusive distribution agreements with other library publishers. In 1996, Steck-Vaughn entered into an agreement with Wayland Publishers Limited ("Wayland"), one of England's largest library and reference publishers, granting Steck-Vaughn exclusive distribution rights in the United States and, as of January 1997, Canada for Americanized editions of 200 pre-existing Wayland titles as well as a number of new Wayland titles that will be released each year during the term of the agreement.

Steck-Vaughn also is the exclusive distributor for Abdo & Daughters, which publishes high interest/low readability books for grade levels K-8, including a 54-book animal series, many biographies and social studies titles, and a complete series on environmental studies. Steck-Vaughn also is the exclusive distributor to the schools and public libraries markets in the United States of the Larousse Kingfisher Chambers, Inc. line of books, which includes several multi-volume encyclopedias and foreign language dictionaries.

                  Representative products in the library market include Portrait of America, a newly revised 53-book reference collection for grade levels 4 and higher presenting comprehensive profiles of each of America's 50 states and territories; Raintree Steck-Vaughn Illustrated Science Encyclopedia, a newly revised comprehensive 24 volume resource on science, nature and technology for ages 9-15; Remarkable World, a 16-book series published by Wayland intended for students ages 9 through adult with limited reading skills; and Postcards From .
 . ., a 24-book series describing 24 countries through "postcards" that could have been written by children visiting those countries.

                  Product Development. In 1996, Steck-Vaughn introduced 69 new products and 25 product revisions for the elementary market, 25 new products and six product revisions for the secondary and adult education markets, 51 EDL titles (intended for the adult market), 60 Berrent titles (intended for the elementary and secondary education market), and 270 new titles for either new or continuing series in the library market. Each product consists of one or more components, including books, workbooks, software programs, maps, audio tapes, manipulatives, teacher's manuals and other resources.

                  Steck-Vaughn generally develops products based upon extensive formal quantitative and qualitative market research and feedback about curriculum needs from teachers, school administrators, librarians and others. Steck-Vaughn typically commissions an independent writer or outside development house to author many of its print- based products on a fee or royalty basis, supervised by a Steck-Vaughn project editor who is an expert in the subject matter. The use of independent authors and development houses allows Steck-Vaughn to develop a large number of product components each year while maintaining a relatively small internal production staff. Steck-Vaughn's software-based products generally are developed internally through the coordinated efforts of the Edunetics' product development staff in Israel and Plano, Texas, and Steck-Vaughn's product development staff in Austin, Texas.

                  Approximately 70% of Steck-Vaughn's new library product offerings (other than those acquired under distribution agreements) are developed in and imported from England. The foreign publisher typically bears most of the development costs, with Steck-Vaughn paying a nominal contribution to those costs, including adaptation costs, plus the cost of duplicate film and royalties. This import/conversion procedure generally costs Steck-Vaughn less than the cost of completely developing the same product in-house.

                  Revisions. Steck-Vaughn's educational materials generally have an initial life of five to ten years. Steck-Vaughn often revises and adapts successful products to the current market in order to extend the life of products and generate significant additional revenue for a relatively small investment. Wonders of Science, Steck-Vaughn GED, Steck-Vaughn Spelling, the Portrait of America series and Steck-Vaughn's Raintree Illustrated Science Encyclopedia, among other offerings, were recently revised and reintroduced to the market.

         MARKETING AND DISTRIBUTION. Steck-Vaughn markets its products through its sales staff, independent sales representatives and direct market catalogs to students, parents, teachers, administrators, elementary and high schools, school districts, libraries, community colleges, adult learning centers, correctional facilities, and other public and job site locations throughout the United States.

                  National Sales Organization. Steck-Vaughn sells its products primarily through its over 140-person national sales organization, of which 91 are field sales representatives who make direct personal contact with school district personnel, teachers, principals and adult educators. The sales organization is comprised of two distinct sales groups: one group focuses on the elementary product line and the other group focuses on the high school and adult education product lines. In addition, members of Steck-Vaughn's sales organization conduct telemarketing from Steck-Vaughn's headquarters. Steck-Vaughn believes there has been a widespread shift in purchasing decisions from the district level to the school level, with empowerment for the buying decisions with teachers and school-level administrators. Steck-Vaughn has structured its sales force to enable it to reach teachers and other school-level personnel with purchasing authority. In addition, Steck-Vaughn markets to school-level personnel increasingly through direct market catalog sales (see "Catalog Sales and Advertisements" below).

                  Independent Sales Representatives. In October 1996, Steck-Vaughn entered into agreements with 99 independent sales representatives nationwide to represent Steck-Vaughn's library product line to school and public libraries. Steck-Vaughn also has agreements with independent sales representatives and/or distributors to sell Steck- Vaughn's entire product line in Australia, New Zealand, the Caribbean, Mexico, Puerto Rico, Japan, South Korea, Singapore and Taiwan and to schools for dependents of U.S. military personnel in Europe, Africa and the Middle East. In Canada, substantially all of Steck-Vaughn's El/Hi and adult education products are distributed exclusively by Gage Educational Publishing Company, a division of Canada Publishing Corp., while Steck-Vaughn's library product line is distributed exclusively by Saunders Book Co. Steck-Vaughn's independent sales representatives work on a commission basis, receiving no salary or expense reimbursement. Distributors buy Steck-Vaughn's products for their own account at a discount for resale to their customers.

                  Catalog Sales and Advertisements. Steck-Vaughn also markets and sells its products through direct mail, catalogs and magazine advertisements. Steck-Vaughn produces a catalog for each market segment which functions both as a sales tool for the field sales force and as a direct mail solicitation document. Steck-Vaughn makes regular mailings of catalogs and brochures to prospective customers, and places advertisements in all major trade journals and trade magazines.

                  Steck-Vaughn increased its ability to market its products directly to the classroom teacher through its December 1995 acquisition of the assets of Summit Learning, Inc. Summit Learning is a well-established direct response marketing company aimed at classroom teachers and other key site-based personnel. Historically, Summit Learning's catalogs offered math and science manipulatives and kit-based products produced by third parties. Since being acquired by Steck-Vaughn, Summit Learning has introduced Steck-Vaughn (including Edunetics) products in Summit Learning catalogs. In addition, Summit Learning markets to the consumer channel through its Young Explorers catalog, which traditionally is mailed during the winter gift-giving season.

         MANUFACTURING, WAREHOUSING AND DELIVERY. The majority of Steck-Vaughn's books and software products are manufactured by independent companies located throughout the United States. Steck-Vaughn believes that it has sufficient alternative sources of manufacturing services to meet its foreseeable needs. Vendors generally are selected on the basis of competitive bidding, quality, schedules and delivery dates. To take advantage of certain manufacturing economies, several library series are manufactured outside the United States. The availability and prices of paper are important to Steck-Vaughn's business. Historically, paper prices have been volatile, and Steck- Vaughn believes that no reasonable estimate can be made as to the potential effect of fluctuating paper prices on Steck-Vaughn's business in the future. Notwithstanding the foregoing, Steck-Vaughn's growing product line and substantial reprint needs have enabled it to negotiate favorable prices and quantity discounts with key vendors of paper, printing and binding.

         Steck-Vaughn owns a 101,000-square-foot distribution center located in Austin, Texas, which houses its inventory of El/Hi, library and adult education materials. A new automated warehouse management system was implemented at this facility in 1996 to improve order processing. Steck-Vaughn also leases approximately 23,000 square feet of warehouse space in Ft. Collins, Colorado to meet the needs of the Summit Learning distribution operation. Steck-Vaughn generally meets or exceeds the industry standard of shipping products within one week of receipt of a customer order. Steck-Vaughn ships its materials to customers via common carrier and the United States Postal Service.

         Many states prohibit sale of certain educational materials unless the materials first are adopted by the state's educational authorities. Typically, those states require that, following adoption, the publisher consign inventory to in-state depositories; however, this requirement is more common for basal textbooks than for supplemental materials. Less than 3% of Steck-Vaughn's inventory currently is consigned to book depositories.

         EDUCATIONAL FUNDING. Most funding for educational materials is dependent on government support from one or more sources. The purchase of supplemental educational materials by school districts generally is funded from state and local taxation revenues and, to a far lesser extent, from federal funding. Steck-Vaughn's sales of materials for the special education market are dependent to a significant extent on continued federal funding under the Individuals with Disabilities Education Act. Sales of adult education materials depend largely on federal funding under the Adult Education Act and the Job Training Partnership Act of 1982.

         Steck-Vaughn and other educational materials publishers are vulnerable to reduced availability of tax revenues and resulting decreases in purchases by school administrators. However, Steck-Vaughn believes that the supplemental educational materials market generally has proven to be relatively resistant during contraction of educational spending as school systems look for a less expensive alternative to the hardcover textbook. Steck- Vaughn's library market is affected by budget cuts as expenditures for library materials often are considered a lower priority than expenditures for curriculum materials.

         COMPETITION. The market for educational materials is both highly competitive and highly fragmented. There are many other publishers of supplemental texts for the El/Hi market, adult education materials and children's library books. Steck-Vaughn believes that the ability of its field sales organization to call on multiple categories of purchasers of supplemental educational materials at a single location along with extensive mailings of both Steck-Vaughn and Summit Learning catalogs allow Steck-Vaughn to remain competitive. Steck-Vaughn and other supplemental publishers also compete with basal publishers for shares of the same limited school budgets.

         Steck-Vaughn believes that the principal competitive factors in its industry are breadth and quality of product offerings, price, an effective sales force, quality of support services and market responsiveness. Although Steck-Vaughn believes it competes favorably on the basis of these factors, there are competitors within each of Steck-Vaughn's market segments with significantly greater financial and marketing resources than Steck-Vaughn. For example, in the El/Hi market, Steck-Vaughn's competitors include Modern Curriculum Press, a division of Simon and Schuster, and SRA, a subsidiary of McGraw-Hill. In the adult education market, Contemporary Book Company, owned by the Tribune Co., and Prentice Hall/Regents Cambridge Adult Education are major competitors of Steck-Vaughn. Children's Press, a division of Grolier, Inc., continues to be a major supplier of library titles for school and public libraries. Competitors to Summit Learning include Creative Publications, J.L. Hammett, and Delta Education, Inc.

NATIONAL EDUCATION TRAINING GROUP, INC.

         Established in the late 1960s, National Education Training Group, Inc. ("NETG") develops, markets and distributes interactive multimedia products to train information technology professionals and end-users of technology. Headquartered in Naperville, Illinois, NETG offers multimedia training solutions to help organizations worldwide maximize their performance and their investments in people and technology. As discussed more fully below, in 1996 NETG accomplished the following:

         * NETG posted improved financial results, achieving positive earnings to reverse prior years' losses (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements below).

         * NETG significantly expanded and updated its product offerings, adding 221 new Skill Builder(R) courses in information technologies and end-user computing (see "Principal Products and Product Development" below).

         * NETG produced new courses to prepare information technology personnel and end-users for certification exams offered by Microsoft and Novell (see "Principal Products and Product Development" below).

         * NETG formed new alliances with Oracle Corporation ("Oracle"), Novell and Netscape Communications Corporation ("Netscape") to develop courseware for the technology, software and business of those companies (see "Principal Products and Product Development" below).

         * NETG introduced its Learning Object(TM) architecture for deploying Precision Learning(TM) technology- based instruction over intranets (see "Principal Products and Product Development" below).

         PRINCIPAL PRODUCTS AND PRODUCT DEVELOPMENT. NETG offers over 600 training products that provide an analytical perspective as well as practical skills and knowledge in information technology (client/server and mainframe), end-user computing, and management and professional development. NETG's products primarily are delivered on various forms of technology-based media, including CD-ROM and diskette, and may be operated in various operating environments, including personal computer, mainframe computer and local area networks. Many of NETG's products provide multimedia training that combines data, text, audio, video, animation and graphics with computer technology. In addition, many NETG products use NETG's proprietary Skill Builder(R) technology, which provides interactive courseware aimed at making the consumer's learning experience effective and relevant, focusing the user on what he or she needs to learn and not what he or she already knows.

                  Information Technologies Courses. Information technologies courses train information technology personnel in all aspects of computer programming, networking, engineering and support. Product lines include comprehensive training curricula relative to the following: Microsoft Certified Systems Engineer, Microsoft Certified Solution Developer, Microsoft Windows Support, Microsoft Windows Programming, Novell Certified Network Engineer, Novell NetWare, Internet/Intranet (including courses in HTML, Java and Web Site Implementation), Client/Server technologies, Object Oriented Technologies, Software Engineering, C and C++ Languages, Groupware/Workgroup Server Software, Networking Communications, UNIX, IBM OS/390 and IBM OS/2.

                  The Novell Certified Network Engineer curricula were developed pursuant to an agreement with Novell under which NETG has created a series of courses that covers eight certification exams for NetWare 4.1 and GroupWise 4. In addition, courses for NetWare 4.11 and GroupWise 5 are under development. The Internet/Intranet courses are part of the Internet Masters Series(TM) developed pursuant to NETG's agreement with Netscape. The Internet Masters Series covers skills and knowledge required to effectively implement and support Web technology in business environments.

                  The Microsoft titles are aimed at certifying information technology professionals on Microsoft software; those titles have been approved by Microsoft as Microsoft Certified Professional Study Guides, which must be mastered to qualify as a Microsoft Certified Systems Engineer or Microsoft Certified Solution Developer.

                  End-User Computing. End-user computing courses train computer users in the most popular software programs available for personal and networked computers. Product lines include comprehensive training curricula in the following areas: Internet/Intranet (including courses in Netscape Navigator, Microsoft Internet Explorer, HTML and Java), PC Basics and Operating Systems (including courses in DOS, Microsoft Windows NT, Novell, IBM OS/2 and Apple Macintosh), Word Processing Applications (including Microsoft Word 97, Word for Windows 95 and Word for Windows 3.x, WordPerfect and Lotus WordPro), Spreadsheets (including Microsoft Excel and Lotus 1-2-3), Desktop Publishing and Graphics (including Microsoft Powerpoint), Databases, Groupware Communications, Microsoft End User (covering almost all popular Microsoft end-user programs) and SAP. NETG's Microsoft offerings support the Certified Microsoft Office User Program. The courses prepare users for certification testing on Microsoft Office applications.

                  Management and Professional Development. Product lines for management and professional development training include comprehensive training curricula in the following areas: Reskilling Business, Total Quality Management, Fundamental Skills, Interpersonal Skills, Managing People, Managing People Leadership Skills, Customer Service, and Business Skills. Management and Professional Development courses include many video-based courses.

                  Product Development. Historically, NETG has offered courses developed internally or acquired or licensed from various third-party product developers who were experts in their respective fields. Although the courses acquired through these methods were of high-quality, the many different developers created courses with different structures and styles. In order to provide consistent course structure and style to customers who depend on NETG for training, NETG has refocused its development efforts so that, in 1996, NETG developed 221 courses under the direction of NETG's internal product development organization and using NETG's proprietary Skill Builder development engine and delivery platform. This has allowed NETG to maintain high-quality products with a consistent structure and style to facilitate each user's ability to train in multiple subjects supported by NETG.

                  Many of NETG's new course offerings arise from its relationships with companies such as Microsoft, Novell and Oracle. These relationships allow NETG to better access the large market of consumers and entities who use products produced by those companies, and allow NETG to introduce training courses concurrently with the release of new products. For example, under NETG's agreement with Oracle, among other provisions, Oracle will provide source materials and subject matter expertise, and NETG will build courses using its proprietary Skill Builder development engine and delivery platform. This will allow NETG to quickly bring to market training products for new Oracle software offerings.

                  NETG also has expanded its offering of courses translated into foreign languages. Currently, NETG offers courses in German, Spanish, French, Portuguese, Korean and Japanese. Many translations are undertaken by ALPNET, the largest dedicated commercial provider of language translation, product localization and language related services to international businesses.

                  NETG increasingly is developing products by organizing training content into Learning Object(TM) structural components that can be downloaded individually over an intranet. Each Learning Object component consists of a topic as defined in the map for a course. Users can load one, several or all of a course's Learning Object components to their personal computer or workstation, allowing the user to focus on selected topics within a course.

                  Product Revisions. NETG continually revises and updates its courses to address new technology and new versions of software programs, languages, and methods that enter the workplace. In addition, in the ordinary course of business, NETG removes from its course offerings those courses which no longer reflect current technology or training methods.

         MARKETING AND DISTRIBUTION. NETG's revenues are generated primarily by its field sales force that focuses on large business and government organizations. Customers license NETG's products and libraries under agreements that, depending on the customer's needs, provide access to all or part of NETG's product lines on a limited or unlimited basis. NETG also delivers products through education and learning centers such as Microsoft- and Novell-authorized education centers. In addition, NETG has a worldwide web storefront, located at "http://www.netg.com," which includes a catalog of over 600 training products and multimedia course demonstrations. The catalog includes course descriptions, objectives, learning times, prerequisites, media choices and pricing.

         NETG maintains its international headquarters in London, England. NETG's international operations, consisting primarily of direct sales and marketing operations, employ 150 persons, with 110 of those in England and the remainder in other European countries. In addition, NETG maintains an international network of distributors and agents in many other countries, including in a majority of the countries in the Middle East, each of the Scandinavian countries, many countries in Asia and Africa, Australia and New Zealand.

         NETG's customers are supported by NETG's Customer Assistance operations located in Naperville, Illinois, and in London, England, which provide customers with toll-free order processing during business hours, and 24 hour, seven day per week technical assistance. Support analysts provide answers to software and hardware questions and assistance in the installation and ongoing use of courseware products. In addition, NETG has established a LAN-based call tracking and reporting system that allows support analysts to electronically track customer inquiries, problems and solutions for faster response time to customers.

         In 1996, NETG outsourced its order fulfillment and distribution. NETG has multiple vendors available to it for order fulfillment and has multiple sources readily available to supply raw materials and goods used to fulfill orders.

         COMPETITION. The market for computer-based and multimedia materials is highly fragmented and competitive market. NETG competes in the training market on the factors of timeliness of new courses, instructional effectiveness, development alliances with key technology vendors (e.g. Microsoft, Novell, Oracle and Netscape), breadth of subject matter and delivery media, methods of distribution (including intranet and Internet distribution), price and solution-oriented customer support. Overall, the Company believes that NETG is competitive on the basis of these factors. Other suppliers of media-based training with which NETG competes include CBT Systems, J3 Learning (acquired by Gartner Group), DPEC, SRA (a division of McGraw Hill, Inc.)
and, to a limited extent, hardware and software manufacturers.

FINANCIAL INFORMATION ON THE COMPANY'S FOREIGN OPERATIONS

         The following table shows consolidated net revenues of the Company in foreign countries for 1996, 1995 and 1994 (for more detailed information, please see Note 15 to the Consolidated Financial Statements beginning on page F-26 below):

(Dollars in thousands)                      1996           1995             1994
                                            ----           ----             ----
Net revenues outside the
   United States                         $76,603         $70,585          $60,994

Percent of consolidated
   net revenues                            26.5%           27.3%            25.2%

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

         The Company's ability to continue operations outside of the United States or maintain the profitability of such operations is to some extent subject to control and regulation by the U.S. government and foreign governments. The Company's foreign operations are primarily located in the United Kingdom, Canada, Australia and Germany, which historically have controlled and regulated businesses in the same manner as the United States. In addition, in 1996 Steck-Vaughn acquired Edunetics Ltd., which is based in Israel, and in January 1997 ICS acquired three subsidiaries of Netherlands-based Educatief Holding B.V.

RESEARCH AND DEVELOPMENT

         Company-sponsored research and development expense during 1996, 1995 and 1994 was approximately $24 million, $23 million and $20 million, respectively. In 1996, the Company continued to invest in research and development to ensure new product availability for future revenue generation. The Company spends substantial sums primarily in the development of new products at NETG and Steck-Vaughn, and curricula for ICS.

COPYRIGHTS AND TRADEMARKS

         The Company and its subsidiaries hold copyrights in substantially all of their respective courses, print products, software products and other educational materials. Many of these copyrights are federally registered with the Copyright Office of the United States Library of Congress. Certain of Steck-Vaughn's educational materials are copyrighted in the name of independent authors. As to copyrights held in the name of the Company or any of its subsidiaries, the term of copyright extends for 75 years from the date of first publication of the work or 100 years from the date of creation of the work, whichever is shorter.

         Additionally, the Company and its subsidiaries own the rights to numerous trademarks worldwide, many of which are registered on the Principal Register with the U.S. Patent and Trademark office as well as with various foreign governments. In the U.S., federal registration of a trademark extends for ten years and thereafter registration may be renewed indefinitely provided the trademark continues to be used in commerce. The Company believes that trademark and copyright protections are important to the business and financial condition of the Company; however, factors such as the breadth and quality of its products, the knowledge, ability and experience of the Company's personnel, its product development capabilities, its sales force and marketing channels, and product loyalty from its customers are more important factors.

SEASONALITY OF THE BUSINESS

         Steck-Vaughn's sales are higher in the third quarter of the year due to its customers purchasing products in anticipation of classes commencing in the fall. ICS' business is moderately seasonal with more students studying during the latter part of the year. NETG's business is seasonal due to the sales cycle from a disproportionate number of annual contracts for NETG's products and services that are renewed in the fourth quarter of the year. There is no customer to whom sales are made in an amount that exceeds two percent or more of the Company's consolidated annual net revenues.

BACKLOG

         Unearned net future tuition revenue for ICS, which represents amounts estimated to be recognized as revenue in subsequent years as services and courseware are provided, is described in Note 12 to the Consolidated Financial Statements on page F-20 below. Due to the importance of shipping products immediately upon receipt of a customer order, Steck-Vaughn maintains an inventory of current products such that, at December 31, 1996 and December 31, 1995, Steck-Vaughn had virtually no orders unshipped. NETG's backlog at December 31, 1996, and December 31, 1995, respectively, was $13.6 million and $0.9 million.

ENVIRONMENTAL MATTERS

         Compliance with federal, state or local provisions concerning the discharge of materials into the environment or otherwise relating to the protection of the environment had no material effect in 1996 on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company employed approximately 2,700 persons worldwide as of February 28, 1997. The following table provides information regarding executive officers of the Company, including their ages as of February 28, 1997:


Name, Age and Title:        Five-Year Business Experience:
--------------------        ------------------------------
David C. Jones (75)          Chairman of the Board since July 1989. Acting Chief
Chairman of the Board        Executive Officer from July 1989 to April 1990.
                             Consultant and lecturer since July 1982. Chairman of the Joint Chiefs of Staff from June 1978 through June 1982. Member of the Board of Directors of SRA
                             International, Inc., an information technology company. Chairman of the Board of Advisors of the National Civilian Community Corps. Member of the
                             Board of Advisors of TF Purifiner, Inc.

Sam Yau (48)                 President, Chief Executive Officer and a Director
President and Chief          of the Company since May 1995. Chief Operating
Executive Officer            Officer of Advacare, Inc., a medical management
                             company, from May 1993 to November 1994. Senior
                             Vice President of Finance and Administration for
                             Archive Corporation (now part of Seagate
                             Technologies, Inc.), a computer storage (tape) company, from May 1987 to May 1993. Director of
                             Steck-Vaughn Publishing Corporation and Powerwave,
                             Inc.

Philip C. Maynard (42)       Vice President, Secretary and General Counsel since
Vice President, Secretary    February 1994. General Counsel of Orchids Paper
and General Counsel          Products Company from February 1993 through January
                             1994. Chief Executive Officer and Director of
                             McClellan Development from April 1989 to May 1992;
                             Principal and Director until February 1993.
                             General Partner of Urland, Morello, Dunn & Maynard law practice from February 1985 to April 1989.

Keith K. Ogata (42)          Vice President, Chief Financial Officer and
Vice President, Chief        Treasurer since April 1991. Vice President and
Financial Officer and        Treasurer from April 1989 to April 1991. Treasurer
Treasurer                    since January 1987.


ITEM 2.    PROPERTIES.

         (a) The Company's corporate headquarters are located in leased facilities of approximately 18,000 square feet in Irvine, California, which lease expires in June 2006.

         (b) The Company owns real property in Scranton, Pennsylvania, for the principal offices of ICS. This building consists of 120,000 square feet of space on 14.3 acres of land.

         (c) The Company owns an 82,000 square foot building on approximately 31 acres of land in Ransom, Pennsylvania for an ICS warehouse.

         (d) The Company owns the land and building serving as the warehouse for Steck-Vaughn. The building, located in Austin, Texas on approximately 13 acres of land, contains 101,000 square feet of space.

         (e) The Company has approximately 59 leases for its operating units and offices, including the following: NETG's headquarters in Naperville, Illinois - approximately 72,000 square feet; NETG's United Kingdom headquarters in Chiswick, London - approximately 38,000 square feet; and Steck-Vaughn's headquarters in Austin, Texas - approximately 47,000 square feet.

         Overall, the Company's properties are suitable and adequate for the Company's needs.


ITEM 3.    LEGAL PROCEEDINGS.

         In the ordinary course of business, the Company generally is subject to claims, complaints and legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial position of the Company. However, in the opinion of management, such matters are not expected to have a material adverse effect on the financial position of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS.

         The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low market prices for the Company's stock during each quarter for the last two years are as follows:

                               1996                       1995
                               ----                       ----
                       High           Low           High        Low
First Quarter        $ 11 3/4       $ 7 5/8       $ 4 5/8     $ 2 1/2
Second Quarter         22 3/4         11 3/4        5 3/4       3 1/8
Third Quarter          20 3/4         13            8 3/8       4 7/8
Fourth Quarter         19 1/4         11 5/8        8 3/4       6 3/8


         The number of stockholders of record of the Company's Common Stock as of February 28, 1997, was 2,270. The number of record holders is based upon the actual number of holders registered on the stock transfer books for the Company at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

         No cash or stock dividends have been declared or paid on the Company's Common Stock during 1996 or 1995. The Company has no present intent to pay cash dividends; in addition, the Company's Credit Agreement with its lending institutions restricts the payment of cash dividends.

Item 6.     Selected Financial Data

                 National Education Corporation and Subsidiaries

                         FIVE YEAR FINANCIAL HIGHLIGHTS

(amounts in thousands, except per share amounts)   1996       1995          1994         1993        1992
------------------------------------------------------------------------------------------------------------
NET REVENUES                                     $288,801   $ 258,598    $ 241,614    $ 224,172    $ 218,269
                                                 -----------------------------------------------------------
Income before amortization of acquired
 intangible assets, amortization of prior
 period deferred marketing, unusual items,
 nonoperating items, gain on sale of stock,
 income tax provision (benefit) and minority
 interest                                        $ 36,411   $   4,815    $   7,934    $   1,840    $   4,409
  Amortization of acquired intangible assets        2,847       1,961        2,191        4,901        6,155
  Amortization of prior period deferred               -         1,470       19,836          -            -
   marketing
  Unusual items, net                                4,100      81,730          -          9,232        2,506
  Other nonoperating expenses, net                  5,330       5,722        2,610        3,025        5,141
  Gain on sale of stock                               -           -         (3,247)     (21,120)         -
  Income tax provision (benefit)                    2,236         -           (555)      (4,889)      (3,109)
  Minority interest in consolidated subsidiary        538       1,155        1,192          599          -
                                                 -----------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS           21,360     (87,223)     (14,093)      10,092       (6,284)
  Income (loss) from discontinued operations          -           -         (9,420)     (19,757)       6,799
  Loss on disposal of discontinued operations         -           -        (40,032)         -            -
                                                 -----------------------------------------------------------
NET INCOME (LOSS)                                $ 21,360   $ (87,223)   $ (63,545)   $  (9,665)   $     515
                                                 ===========================================================
EARNINGS (LOSS) PER SHARE FROM CONTINUING
 OPERATIONS:
  Primary earnings (loss) per share              $    .58   $   (2.73)   $    (.48)   $     .34    $    (.21)
                                                 ===========================================================
  Fully diluted earnings (loss) per share        $    .58   $   (2.73)   $    (.48)   $     .32    $    (.21)
                                                 ===========================================================
EARNINGS (LOSS) PER SHARE                        $    .58   $   (2.73)   $   (2.14)   $    (.32)   $     .02
                                                 ===========================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 Primary                                           36,691      31,893       29,640       29,855       30,296
 Fully diluted                                     38,647      38,025       36,940       34,855       37,596
SELECTED FINANCIAL INFORMATION
 Cash and investment securities                  $ 19,129   $  23,868    $  28,130    $  54,846    $  59,464
 Total assets                                     222,089     185,262      270,245      325,005      334,881
 Capital expenditures, including capital
  leases                                           11,619       7,781        8,442        8,503        6,784
 Long-term debt and capital lease obligations      87,203      66,333       83,883       80,050       80,715
 Stockholders' equity                              34,018       7,481       73,016      136,233      151,930
 Total debt-equity ratio                            2.8-1      10.5-1        1.2-1         .6-1        .5-1

          See Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements for discussion of the acquisitions, dispositions and gain on sale of stock, and unusual items for 1996, 1995 and 1994. The 1993 gain on sale of stock represents the initial public offering of 18.3% of the common shares of stock of Steck-Vaughn. The 1993 unusual item represents the write-off of intangible assets and the 1992 unusual item represents severance payments to individuals and lease termination charges.

          Effective January 1, 1994, the Company changed its method of accounting for advertising and other deferred marketing costs. Effective September 11, 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 shares of the Company's common stock. See Note 1 to Consolidated Financial Statements for further discussions.

          No cash dividends were declared in any of the above periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 National Education Corporation and Subsidiaries

This Management's Discussion and Analysis contains condensed consolidated statements of operations followed by financial data on the operating results of the operating segments of business. Following a summary discussion of the consolidated results of operations are financial data by operating segment and a discussion of the results of each operating segment.


                                                         Year Ended December 31,
                                                  -----------------------------------
    (dollars in thousands)                           1996         1995        1994
-------------------------------------------------------------------------------------
NET REVENUES:
   ICS Learning Systems                           $ 143,130    $ 143,021    $ 122,815
   Steck-Vaughn Publishing                           85,505       58,226       53,608
   NETG                                              57,936       54,350       61,937
   Other                                              2,230        3,001        3,254
                                                  -----------------------------------
TOTAL NET REVENUES                                $ 288,801    $ 258,598    $ 241,614
                                                  ===================================
OPERATING INCOME (LOSS):
   ICS Learning Systems before amortization
     and unusual item                             $  20,260    $  13,628    $  15,909
   Amortization of prior period deferred
     marketing                                          -         (1,470)     (19,836)
                                                  -----------------------------------
   ICS Learning Systems before unusual item          20,260       12,158       (3,927)
     Unusual item                                       -         (4,549)         -
                                                  -----------------------------------
   ICS Learning Systems                              20,260        7,609       (3,927)
                                                  -----------------------------------
   Steck-Vaughn Publishing before unusual items      11,716       10,469       10,459
     Unusual items                                   (4,100)        (970)         -
                                                  -----------------------------------
   Steck-Vaughn Publishing                            7,616        9,499       10,459
                                                  -----------------------------------
   NETG before unusual items                          6,290      (15,375)     (13,993)
     Unusual items                                      -        (74,567)         -
                                                  -----------------------------------
   NETG                                               6,290      (89,942)     (13,993)
                                                  -----------------------------------
   Other                                                535          764          (50)
                                                  -----------------------------------
TOTAL SEGMENT OPERATING INCOME (LOSS)                34,701      (72,070)      (7,511)
   General corporate expenses                        (5,237)      (6,632)      (6,582)
   Interest expense                                  (8,113)      (8,650)      (6,336)
   Investment income                                  2,362        2,621        3,234
   Unusual items                                        -         (1,644)         -
   Other income                                         421          307        3,739
                                                  -----------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
  (BENEFIT), MINORITY INTEREST AND
  DISCONTINUED OPERATIONS                            24,134      (86,068)     (13,456)
    Tax provision (benefit)                           2,236          -           (555)
                                                  -----------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS                        21,898      (86,068)     (12,901)
    Minority interest                                   538        1,155        1,192
                                                  -----------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS             21,360      (87,223)     (14,093)
   Discontinued operations                              -            -        (49,452)
                                                  -----------------------------------
NET INCOME (LOSS)                                 $  21,360    $ (87,223)   $ (63,545)
                                                  ===================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


DETAILED SEGMENT OPERATING RESULTS:



(dollars in thousands)                                    Year Ended December 31, 1996
------------------------------------------------------------------------------------------------
                                                              ICS     Steck-
                                                           Learning   Vaughn
                                                  Total     Systems Publishing   NETG     Other
                                                ------------------------------------------------
NET REVENUES                                    $288,801   $143,130   $85,505   $57,936   $2,230

COSTS AND EXPENSES:
  Contract course materials and service costs     65,652     49,806       -      14,782    1,064
  Publishing costs and materials                  25,965        -      25,965       -        -
  Product development                             24,239      3,711    11,820     8,708      -
  Selling and marketing                          110,454     57,822    28,009    24,181      442
  General and administrative                      20,843     10,619     6,078     3,975      171
  Amortization of acquired intangible assets       2,847        912     1,917       -         18
  Unusual item                                     4,100        -       4,100       -        -
                                                ------------------------------------------------
SEGMENT OPERATING INCOME                        $ 34,701   $ 20,260   $ 7,616   $ 6,290   $  535
                                                ================================================




(dollars in thousands)                                       Year Ended December 31, 1995
----------------------------------------------------------------------------------------------------
                                                               ICS      Steck-
                                                             Learning   Vaughn
                                                  Total      Systems   Publishing   NETG      Other
                                                ----------------------------------------------------
NET REVENUES                                    $ 258,598    $143,021   $58,226   $ 54,350    $3,001

COSTS AND EXPENSES:
  Contract course materials and service costs      73,003      51,667       -       19,691     1,645
  Publishing costs and materials                   14,867         -      14,867        -         -
  Product development                              23,026       3,632     8,901     10,493       -
  Selling and marketing                           111,112      63,770    18,738     28,165       439
  General and administrative                       25,143       9,851     4,451     10,707       134
  Amortization of prior period deferred
   marketing                                        1,470       1,470       -          -         -
  Amortization of acquired intangible assets        1,961         473       800        669        19
  Unusual items                                    80,086       4,549       970     74,567       -
                                                ----------------------------------------------------
SEGMENT OPERATING INCOME (LOSS)                 $ (72,070)   $  7,609   $ 9,499   $(89,942)   $  764
                                                ====================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


DETAILED SEGMENT OPERATING RESULTS (CONTINUED):



(dollars in thousands)                                         Year Ended December 31, 1994
-------------------------------------------------------------------------------------------------------
                                                               ICS        Steck-
                                                             Learning     Vaughn
                                                   Total     Systems    Publishing    NETG       Other
                                                -------------------------------------------------------
NET REVENUES                                    $ 241,614    $ 122,815    $53,608   $ 61,937    $ 3,254

COSTS AND EXPENSES:
  Contract course materials and service costs      60,428       36,708        -       21,429      2,291
  Publishing costs and materials                   13,595          -       13,595        -          -
  Product development                              19,934        3,556      7,627      8,751        -
  Selling and marketing                           111,058       59,592     17,472     33,627        367
  General and administrative                       22,083        6,595      4,069     10,786        633
  Amortization of prior period deferred
   marketing                                       19,836       19,836        -          -          -
  Amortization of acquired intangible assets        2,191          455        386      1,337         13
                                                -------------------------------------------------------
SEGMENT OPERATING INCOME (LOSS)                 $  (7,511)   $  (3,927)   $10,459   $(13,993)   $   (50)
                                                =======================================================


1996 COMPARED TO 1995:

CONSOLIDATED RESULTS OF OPERATIONS - 1996 COMPARED TO 1995:

Revenues of $288,801,000 for the year ended December 31, 1996, were $30,203,000 (11.7%) higher than revenues of $258,598,000 in the prior year. Net income for the year was $21,360,000 or $.58 per share compared to a loss of $87,223,000 or $2.73 per share in the prior year.

Revenues from Edunetics and CCHS, both acquired in the second quarter of 1996, and the December 1995 acquisition of Summit added $18,800,000 to the increased revenue compared to 1995. Revenues for 1995 included $1,618,000 for Spectrum which was discontinued in the second quarter of 1995. The operating results for the year ended December 31, 1996 were negatively impacted by the write-off of in-process research and development of $4,100,000 related to the acquisition of Edunetics and a nonrecurring charge of approximately $861,000 ($732,000 after tax or $.02 per share) related to the change in CEO at Steck-Vaughn. The Company also recorded nonrecurring interest income of $990,000 on the income tax refund received in July 1996. Excluding unusual and nonrecurring items and the benefit of a $2,000,000 tax refund in 1996, net income would have been $22,565,000 or $.62 per share for the year ended December 31, 1996.

Income tax provision for the year ended December 31, 1996 reflects taxes provided on pretax income, excluding the $4,100,000 write-off of in-process research and development at Edunetics which is not deductible for tax purposes, at an effective tax rate of 15%, reduced by a $2,000,000 tax benefit of a tax refund received and recognized in the second quarter of 1996. The 15% effective tax rate predominately relates to foreign and state taxes for which no loss carryforwards were available.

For the year ended December 31, 1995, the Company recorded a net loss of $87,223,000 or $2.73 per share principally due to $81,730,000 ($2.56 per share) of unusual items related to restructure charges and write-downs

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


CONSOLIDATED RESULTS OF OPERATIONS - 1996 COMPARED TO 1995 (CONTINUED):

of intangible assets at NETG; severance payments to the former CEO at Corporate; write-off of computer course hardware and related costs at ICS; and settlement of litigation at Steck-Vaughn. These unusual charges were partially offset by an unusual credit for payment received to settle litigation at NETG.

General corporate expenses decreased $1,395,000 (.8% as a percent of revenues) as a result of lower facilities costs and ongoing cost control.

Interest expense decreased due to the conversion on September 11, 1995, of all $20,000,000 of the Company's 10% senior subordinated convertible debentures, including accrued interest, into 5,021,000 shares of the Company's common stock, partially offset by interest on acquisition indebtedness to acquire Edunetics and CCHS, and additional revolving credit borrowings for general operating purposes.

Investment income includes nonrecurring interest income of $990,000 on the IRS tax refund received in July 1996. Excluding this item, investment income was lower in 1996 due to fewer investment securities as the Company sold investment securities throughout 1995 to fund working capital for operations.

The Company's businesses tend to be seasonal in nature with most of the revenue historically being recognized in the latter half of the year. Accordingly, a portion of the selling and marketing costs incurred during interim periods is capitalized and fully amortized within the calendar year to better match the expenses with when the revenue is recognized.

In 1996, the Company increased its development effort in software media based training. As a result, unamortized capitalized software development costs increased from $631,000 at December 31, 1995 to $2,865,000 at December 31, 1996. The Company expects that software media based training will become more significant in the future, thus, unamortized capitalized software development costs are expected to increase.

ICS LEARNING SYSTEMS:

Set forth below are key indices which aid in understanding the results of operations of ICS Learning Systems.

                                                     Year Ended December 31,
                                                 ------------------------------
(dollars in thousands)                             1996        1995      1994
-------------------------------------------------------------------------------
REVENUES:
Traditional Distance Education -  Domestic       $ 77,150   $ 85,224   $ 69,464
Traditional Distance Education - International     45,956     43,983     40,868
Business and Industrial                            10,061      7,963      7,414
Professional                                        9,963      5,851      5,069
                                                 ------------------------------
  Total Revenues                                 $143,130   $143,021   $122,815
                                                 ==============================
Traditional Distance Education:
  New Enrollments:
   Domestic                                       255,525    276,727    249,273
   International                                  111,370    115,226    123,616
                                                 ------------------------------
  Total New Enrollments                           366,895    391,953    372,889
                                                 ==============================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


ICS LEARNING SYSTEMS (CONTINUED):

                                                              Year Ended December 31,
                                                        --------------------------------
(dollars in thousands)                                    1996       1995        1994
----------------------------------------------------------------------------------------
Gross Enrollment Value (GEV), excluding
 discontinued hardware associated with PC
 courses:
  Domestic                                              $151,782    $175,362    $156,286
  International                                           80,508      75,707      68,981
                                                        --------------------------------
   Total GEV                                            $232,290    $251,069    $225,267
                                                        ================================
Selling and Marketing Spending:
  Domestic                                              $ 31,610    $ 39,770    $ 36,287
  International                                           20,357      18,987      15,860
                                                        --------------------------------
  Total Selling and Marketing Spending                  $ 51,967    $ 58,757    $ 52,147
                                                        ================================
Unearned net future tuition revenue (backlog)           $ 63,298    $ 70,901    $ 81,785
                                                        ================================
Estimated realization of gross future tuition revenue         48%         45%         40%

ICS - 1996 COMPARED TO 1995:

ICS revenues of $143,130,000 for the year ended December 31, 1996 were $109,000 (.1%) higher than the prior year. Professional revenue, which includes MicroMash and California College for Health Sciences (CCHS), increased $4,112,000 (70.3%) primarily due to the acquisition of CCHS which added $3,726,000 to 1996 revenue. Business and Industrial revenue increased $2,098,000 (26.3%). Traditional distance education domestic revenue declined $8,074,000 (9.5%) while traditional distance education international revenue increased $1,973,000 (4.5%). Total revenue, excluding domestic PC hardware revenue, was $136,432,000 and $127,449,000 for 1996 and 1995, respectively, reflecting an increase of 7.0%.

Prior to September 15, 1995, ICS offered computer courses in the U.S. which included the sale to the student of a computer which, after shipment, was recorded as an asset and amortized over the estimated period the related course revenue was recognized. Subsequent to September 15, 1995, ICS changed the manner in which computer training courses were marketed, no longer including the computer hardware with such courses. In the fourth quarter of 1995, ICS reviewed the realizability of the carrying value of the computer and related assets and determined that a portion of the capitalized balance for computers related to enrollments for which there was no further revenue to be recognized. As a result, in the fourth quarter of 1995 ICS recorded a write-down of the unamortized balance of computers and other related costs of $4,549,000 ($.14 per share), which is reflected as an unusual item.

Traditional domestic revenue decreased primarily due to the elimination of the sale of computer hardware with domestic PC courses for all enrollments after September 15, 1995. Although new enrollments were lower, revenue realization rates improved. New enrollments, which are an indicator of future revenues, declined 7.7% domestically, due primarily to the reduction in selling and marketing spending. The decline in enrollments was primarily from the PC programs which, in addition to the reduction in selling and marketing spending, was partially impacted by eliminating the computer hardware from the PC courses. The elimination of the computer hardware has contributed to improved margins by
8.9 percentage points for the operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


ICS - 1996 COMPARED TO 1995 (CONTINUED):

International 1996 revenue increased $1,973,000 (4.5%) over 1995. Revenues in Canada increased over the prior year due to a larger mix of higher priced courses and a slight enrollment increase. International Mail Sales (IMS) revenue increased as a result of an increase in enrollments. These increases were partially offset by lower revenue in Australia/New Zealand caused by lower enrollments as a result of telesales understaffing in the first and second quarters and lower revenue in the U.K. as a result of fewer enrollments caused by advertising underspending and lower advertising productivity. During the fourth quarter of 1996 and first quarter of 1997, ICS replaced certain key managers in the Australia and the U.K. operations in order to improve the effectiveness of the advertising and marketing efforts, increase enrollments and improve profitability.

Course material and service costs decreased $1,861,000 (decreased 1.3% as a percent of revenues) due to the elimination of computer hardware from domestic computer courses, partially offset by higher course materials in Canada, the acquisition of CCHS which added $1,618,000 to costs, volume related increases in International and Business and Industrial, and increased customer service initiatives.

Selling and marketing expenses decreased $5,948,000 (decreased 4.2% as a percent of revenues) due to a reduction in media spending as a result of concentrating on higher profit media and eliminating spending on lower yield media, partially offset by increased expenses of $645,000 due to the acquisition of CCHS, as well as higher International spending in all markets except the U.K. In 1996, ICS decreased spending in selling and marketing and focused on advertising strategies that would result in a higher productivity - i.e. higher operating margin per enrollment. This strategy, coupled with the elimination of the PC hardware, improved operating margins, but resulted in fewer enrollments and less revenue. In 1997, management intends to increase the spending on selling and marketing to grow enrollments and revenue while continuing to improve on operating margins.

Product development expense increased $79,000 (increased .1% as a percent of revenues) due to more courses under development in 1996 compared to 1995.

General and administrative expenses increased $768,000 (.5% as a percent of revenues) due to higher expenses of information systems due to implementation of a new integrated information system, the acquisition of CCHS which added $572,000 to expenses and increased costs in the Business and Industrial products. These increases were partially offset by lower benefit provisions of $605,000 as a result of favorable insurance loss experience.

Domestic Gross Enrollment Value (GEV), excluding discontinued hardware associated with PC courses, decreased 13.4% primarily due to the enrollment decrease for the year of 7.7%.

International GEV increased 6.3% due to GEV increases in Canada, Australia/New Zealand and IMS, partially offset by a decrease in the U.K. The increase in GEV is a result of enrollment increases at IMS, a higher average contract price due to a larger mix of higher priced courses in Canada, and a slight increase in enrollments in Canada, partially offset by an enrollment decrease in the U.K.

The 1995 results include $1,470,000 of amortization of prior period deferred marketing due to the adoption in 1994 of a new accounting pronouncement. There was no amortization of prior period deferred marketing in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

STECK-VAUGHN PUBLISHING:

Set forth below are key indices which aid in understanding the results of operations of Steck-Vaughn Publishing.

                                        Year Ended December 31,
                                     ---------------------------
(dollars in thousands)                 1996      1995      1994
----------------------------------------------------------------
REVENUES:
Steck-Vaughn Core Business:
Elementary and High School (El/Hi)   $39,820   $34,971   $31,578
Adult Education                       14,048    12,677    12,934
Library                               16,563    10,578     9,096
                                     ---------------------------
                                      70,431    58,226    53,608
Summit Learning                       10,738       -         -
Edunetics                              4,336       -         -
                                     ---------------------------
  Total Revenues                     $85,505   $58,226   $53,608
                                     ===========================


                                         Year Ended December 31,
                                     -----------------------------
(dollars in thousands                  1996      1995      1994
------------------------------------------------------------------
OPERATING INCOME (LOSS) BY PRODUCT
LINE:
Steck-Vaughn Core Business           $13,106    $ 9,499   $10,459
Summit Learning                         (276)       -         -
Edunetics                             (1,114)       -         -
                                     -----------------------------
                                      11,716      9,499    10,459
Write-off of in-process research
  and development                     (4,100)       -         -
                                     -----------------------------
  Operating Income                   $ 7,616    $ 9,499   $10,459
                                     =============================

STECK-VAUGHN PUBLISHING - 1996 COMPARED TO 1995:

Revenues increased $27,279,000 (46.9%) for the year ended December 31, 1996 compared to 1995. Of the 46.9% increase, 25.9 percentage points is attributable to the acquisition of Summit Learning and Edunetics and 21.0 percentage points is attributable to the increase in revenues from Steck-Vaughn's core business (El/Hi, adult education and library).

El/Hi sales increased $4,849,000 (13.9%), as compared to last year, as sales of basic skills products, particularly in spelling, reading comprehension and phonics, continued to reflect the renewed emphasis by educators on skills training. Testing and assessment products grew significantly, as states continued their emphasis on standardized tests to measure the performance of schools and students.

Sales of adult education products increased $1,371,000 (10.8%) primarily due to the acquisition of the Educational Development Laboratories, Inc. (EDL) technology product line in October 1995.

Library sales increased $5,985,000 (56.6%) compared to the prior year. Exclusive distribution agreements entered into with Wayland Publishers, Abdo & Daughters, and Larousse Kingfisher Chambers, Inc., were responsible for much of the increase. Also contributing to the increase were the release of two major revised Steck-Vaughn series, the 53-volume Portrait of America and the 24-volume Raintree Illustrated Science Encyclopedia.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


STECK-VAUGHN PUBLISHING - 1996 COMPARED TO 1995 (CONTINUED):

Revenue growth in the Company's core business was also supported by general price increases of 5.1% and 10.1% effective September 1, 1996 and 1995, respectively.

Summit Learning sales during the year of $10,738,000 were incremental to Steck-Vaughn, following the acquisition of Summit in December 1995. Summit has a direct response marketing channel (catalog), enabling Steck-Vaughn to increasingly reach decision makers within the schools, as well as the consumer market. Given the lead time in preparing a catalog for mailing, the Company's transition management team had little impact on the spring 1996 catalog, but the fall catalogs, particularly the Young Explorers catalog mailed for the holiday gift season, showed significant gains over revenues in the fall of the prior year. The Company expects to grow this business by expanding the line to include language arts and social studies and introducing more Company developed software product in catalogs.

Edunetics revenue was attributable primarily to its exclusive joint development project with the Plano, Texas, Independent School District, contractual deliveries to school districts of integrated learning systems, and sales of modular product through distributors and the Company's direct sales force. Sales of Edunetics' CD-ROM products began in the latter part of the year and were introduced in retail stores in time for the holiday season. Steck-Vaughn acquired Edunetics Ltd. in April 1996 to enter the educational software market. Edunetics develops and sells educational software to schools principally covering math and science for grades K-12. Steck-Vaughn intends to better leverage the capabilities of its sales force in selling software educational products which, together with integrating print and educational software into a combined package, is expected to increase Edunetics' revenue in 1997.

Publishing costs increased $11,098,000 (74.6%) primarily due to the acquisitions of Edunetics and Summit, which added costs of $746,000 and $6,431,000, respectively, as well as the increased volume in the core business.

Publishing costs, as a percentage of revenues of 30.4%, increased from 25.5% in the prior year due primarily to the addition of the Summit Learning catalog business and its sales of mostly non-proprietary products. Publishing costs also rose due to the increase in the sale of library titles acquired through distribution agreements as opposed to internal development, as well as increased sales of library titles to wholesalers at more deeply discounted prices. The increase was partially offset by lower royalty costs due to the development of several significant products with lower royalty rates, as well as the addition of the new library lines through distribution arrangements. Fulfillment expenses were also higher due to increases in labor costs necessary to implement the new warehouse management system to significantly increase the order processing capacity and eliminate the resulting excess backlog in the second and third quarters of 1996. Summit Learning's higher product and fulfillment costs, at 59.5% of revenues, reflect the non-proprietary nature of the product line. Inclusion of the Steck-Vaughn print and Edunetics' CD-ROM products in the Summit catalogs should reduce product cost as a percent of revenues as sales of these products through Summit increase in the future.

Product development expense increased $2,919,000 (decreased 1.5% as a percent of revenues) due to increased investments in new product lines of the recently acquired EDL and Edunetics businesses and the expansion of the library product line. Edunetics represented $2,170,000 of the cost increase over 1995. Edunetics is expected to continue to invest heavily in product development in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


STECK-VAUGHN PUBLISHING - 1996 COMPARED TO 1995 (CONTINUED):

Selling and marketing costs increased $9,271,000 (increased .6% as a percent of revenues) for the year ended December 31, 1996, as compared to the prior year, due to higher commissions resulting from increased revenues, and the expansion of the library sales and telemarketing sales forces. Catalog expense increased in part due to targeted mini-catalogs in the core business and the acquisition of Summit, a catalog marketer, in December 1995. Edunetics and Summit comprised $1,078,000 and $4,178,000, respectively, of the increase to selling and marketing costs.

General and administrative expenses increased $1,627,000 in 1996 due to the inclusion of $861,000 in costs attributable to the change in chief executive officer at Steck-Vaughn. This nonrecurring expense included obligations under the previous CEO's employment contract, as well as expenses incurred in the employment of the new chief executive. General and administrative expenses also increased during the year by $864,000 with the inclusion of Edunetics' operations.

Amortization expense increased $1,117,000 due to the acquisitions of Edunetics in April 1996, EDL in October 1995, and Summit in December 1995. The Edunetics acquired intangible assets are being amortized over a weighted average life of ten years.

The purchase price of Edunetics in the amount of $12 million was allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition as determined by an independent appraisal. The estimated value of the in-process research and development projects of $4,100,000 was written-off in the second quarter of 1996 as the projects had no alternative future use.

Operating income for the year ended December 31, 1996, as compared to 1995, increased for Steck-Vaughn's core business due to the increase in El/Hi, adult education and library product lines, as previously explained in the discussion on revenues. Operating income for the year was negatively impacted by the $4,100,000 write-off of in-process research and development related to the acquisition of Edunetics and the $861,000 nonrecurring charge for the change in CEO at Steck-Vaughn.

NETG:

Set forth below are key indices which aid in understanding the results of operations of NETG.

                                 Year Ended December 31,
                               ---------------------------
(dollars in thousands)           1996      1995      1994
----------------------------------------------------------
REVENUES:
Domestic                       $27,922   $26,129   $36,564
International                   30,014    26,603    20,126
Spectrum                           -       1,618     5,247
                               ---------------------------
  Total Revenues               $57,936   $54,350   $61,937
                               ===========================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


NETG (CONTINUED):

                             Year Ended December 31,
                             ----------------------
                                 1996  1995  1994
---------------------------------------------------
NUMBER OF INTERNALLY DEVELOPED
  PRODUCTS COMPLETED:
   Client/Server                  144    18     2
   Mainframe                       21     2     9
   Desktop                         50     8    11
   Business Skills                  6     -     -
                                  ---------------
   Total                          221    28    22
                                  ===============

NUMBER OF THIRD PARTY DEVELOPED
  PRODUCTS COMPLETED:
   Client/Server                   29    31    25
   Mainframe                        8     -     -
   Desktop                         41    15    20
   Business Skills                 75   209    76
                                  ---------------
   Total                          153   255   121
                                  ===============


NETG - 1996 COMPARED TO 1995:

NETG revenues of $57,936,000 increased $3,586,000 (6.6%) for 1996 compared to 1995. Excluding Spectrum, which was discontinued in the second quarter of 1995, revenues increased 9.9%. Domestic revenues increased $1,793,000 as revenues for desktop and client/server processing courses, which experienced a 45.1% increase, more than offset the decline in mainframe computer courses and certain business skills courses. Order intake representing the total projected contract value over the life of the contract, including backlog for future years in the case of multi-year contracts, was as follows:

(dollars in thousands)                     1996      1995     1994
--------------------------------------------------------------------
One year contracts                       $51,109   $37,622   $37,935
Multi-year contracts- second year only     8,156       650       -
Multi-year contracts- third year only      5,461       250       -

Instructor led training and other          3,488     5,147     4,742
                                         ---------------------------
   Total                                 $68,214   $43,669   $42,677
                                         ===========================

As a result of the significant number of internally developed products released in 1996, and to be released in 1997, NETG expects to improve its ability to sell multi-year contracts and to simultaneously reduce, as a percentage of revenue, the royalty expense on third party products.

International revenue increased $3,411,000 (12.8%) as a result of a 49.4% increase in revenues for desktop and client/server courses, partially offset by a decline in revenue due to a reduction in mainframe computer and business skills courses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


NETG - 1996 COMPARED TO 1995 (CONTINUED):

Course service costs decreased $4,909,000 (decreased 10.7% as a percent of revenues) from 1995. In 1995 NETG recorded a $1,300,000 increase in the allowance for doubtful accounts. The discontinuance of Spectrum reduced costs by $2,150,000. Lower headcount in the domestic distribution and customer service functions and lower royalties as a result of a lower mix of third party produced courses also resulted in lower costs. The other most significant contributing factors to the reduced expenses were a reduction in headcount and related expenses as a result of the 1995 organizational restructuring.

Product development expense decreased $1,785,000 (decreased 4.3% as a percent of revenues) primarily because the 1995 results included higher than normal spending to significantly increase the development of internally developed products which resulted in 221 products developed in 1996.

Selling and marketing expense decreased $3,984,000 (decreased 10.1% as a percent of revenues). Most of the decrease compared to 1995 was due to reduced headcount and related expenses in the marketing area as a result of the 1995 restructure actions; nonrecurring expense charges of $731,000 in 1995 in the U.K. and Germany and $626,000 of lower expenses due to the discontinuance of Spectrum.

General and administrative expense decreased $6,732,000 (decreased 12.8% as a percent of revenues) due principally to a reduction in headcount and overhead expenses, such as facilities costs as a result of the restructuring actions in the second quarter of 1995 and the renegotiation of leased facilities in the U.K.; the discontinuance of Spectrum ($259,000) and favorable outcomes of certain legal disputes.

In the second quarter of 1995, the Company restructured NETG, which resulted in an unusual charge of $28,652,000 ($.90 per share). In the fourth quarter of 1995, NETG further reduced its organization in Germany and recorded a restructure charge of $1,952,000 ($.06 per share). No tax benefits were provided on these charges. The charges included severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products and other restructuring related items, such as charges related to canceled contracts and agreements. In the second quarter of 1995, the Company also wrote-off the goodwill balance at NETG of $42,719,000 ($1.34 per share).

The restructuring in the second quarter of 1995 included the discontinuance of the operations of Spectrum, a subsidiary of NETG which provided primarily custom developed training to businesses. Also, in that quarter, the Company wrote-off the goodwill at Spectrum of $4,790,000 ($.15 per share). Spectrum's operating losses before amortization of intangibles and unusual items, were ($1,433,000) and ($1,125,000) for 1995 and 1994, respectively.

During the fourth quarter of 1995, a legal dispute with a third-party author for NETG was settled in the Company's favor. The Company recorded a gain which was partially offset with other minor legal settlements which involved parties related to the third party author resulting in a net unusual credit of $3,546,000 ($.11 per share).


OTHER - 1996 COMPARED TO 1995:

Revenues of $2,230,000 from National Education International (NEI) which provides training services to foreign governments primarily in the Middle East, were lower than the prior year due to completion in November 1995 of a contract which was not replaced by new business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


OTHER - 1996 COMPARED TO 1995 (CONTINUED):

Foreign currency gains of $357,000 were recorded during 1996 compared to gains of $307,000 in 1995. The current year currency gains primarily resulted from the rise in the exchange rates of the British pound and the effect on the U.S. dollar denominated current intercompany balances at NETG-U.K. payable to the U.S. operations.


1995 COMPARED TO 1994:

CONSOLIDATED RESULTS OF OPERATIONS - 1995 COMPARED TO 1994:

Revenues of $258,598,000 for the year ended December 31, 1995 were $16,984,000 or 7.0% higher than revenues of $241,614,000 in the prior year. The increase is due to revenue growth at the ICS Learning Systems and Steck-Vaughn segments partially offset by a reduction in the NETG segment. For the year ended December 31, 1995, the Company recorded a loss of $87,223,000 ($2.73 per share) principally due to the $81,730,000 of unusual item charges discussed in the earlier comparison of 1996 results to 1995. This compares with a loss from continuing operations of $14,093,000 or $.48 per share for the year ended December 31, 1994. Excluding the impact of unusual items in 1995 and the amortization of prior period deferred marketing as a result of the adoption of a new accounting statement of position in 1994, as discussed below, results in net loss of $4,023,000 ($.13 per share) and income from continuing operations of $5,743,000 ($.16 per share on a fully diluted basis) for the years ended December 31, 1995 and 1994, respectively.

The 1994 results were unfavorably impacted by the adoption of AICPA Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs" at ICS. The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. In adopting the SOP in 1994, ICS' total advertising, selling and marketing costs were expensed as incurred rather than deferred and amortized as in prior periods. Furthermore, the transition rules of the SOP required amortization of the deferred balances existing as of the beginning of the year in accordance with the Company's previous accounting policy. The SOP did not permit restatement of prior periods. The effect of the transition rules was to reflect as an expense in the year of adoption (1994) both the current year's advertising, selling and marketing costs, and the amortization of balances deferred as of the beginning of the year. Adoption of the SOP in 1994 resulted in a charge of $27,410,000 ($21,181,000 after tax or $.72 per share). The charge consists of two components. First, a charge of $19,836,000 resulted from the amortization of the deferred marketing balance as of December 31, 1993 into 1994. Second, a charge of $7,574,000 resulted from increased selling and marketing spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


CONSOLIDATED RESULTS OF OPERATIONS - 1995 COMPARED TO 1994 (CONTINUED):

Effective September 11, 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 shares of the Company's common stock. As a result of this conversion, interest expense will be lower in future periods by $2,000,000 on an annual basis; however, the additional shares outstanding will have a potential dilutive impact on earnings per share. The conversion was anti-dilutive for the fourth quarter of 1995. If the conversion had not occurred loss per share for the fourth quarter would have been $.11 compared to the reported loss per share of $.08, and the loss per share for the full year would have been $2.89 compared to the $2.73 reported. The presentation of supplementary earnings per share data below reflects the conversion of the debentures as if it had occurred at the beginning of each period presented below. The following supplementary presentation reflects the reduction of interest expense, less applicable taxes, and an increase in the number of shares outstanding.


    (amounts in thousands, except per share amounts)      1995       1994
    ---------------------------------------------------------------------
    Loss per share from continuing operations           $ (2.44)  $  (.38)
    Loss per share                                        (2.44)    (1.80)
                                                        =================
    Weighted average number of shares
      outstanding                                        35,373    34,640



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


ICS LEARNING SYSTEMS - 1995 COMPARED TO 1994:

Revenue for 1995 of $143,021,000 increased $20,206,000 or 16.5% compared to $122,815,000 in the prior year. Revenue increased in all areas with most of the increase in the traditional domestic operations. Traditional domestic revenue increased $15,760,000 or 22.7%. This increase in traditional domestic revenue was due to approximately 61,000 more students carried in from the prior year plus a domestic enrollment increase of 27,454 students (an 11.0% increase). The increased revenue is due to more enrollments through increased telesales efforts, as well as higher selling and marketing expense which yielded more enrollments. Business and Industrial revenue increased $549,000 or 7.4%. MicroMash revenues grew $782,000 or 15.4% due to overall business growth.

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

                 National Education Corporation and Subsidiaries


ICS LEARNING SYSTEMS - 1995 COMPARED TO 1994 (CONTINUED):

operating income was $13,628,000 (9.5% operating income margin) and $15,909,000 (13.0% operating income margin) for 1995 and 1994, respectively. This decrease in operating income and margin is due primarily to higher contract course materials and service costs of $14,959,000 (representing an erosion in operating margin of 6.2 percentage points) and increased general and administrative expenses of $3,248,000 (representing an erosion in operating margin of 1.4 percentage points). Despite the increase in selling and marketing expenses of $4,178,000, these expenses as a percentage of revenues improved 3.9 percentage points.

The increase in course service costs is due to increased enrollments and a higher mix of computer training courses which included computer hardware. Course service costs also increased due to higher servicing/distribution costs in an effort to provide better customer service. The increase in selling and marketing expense is principally due to increased telesales and advertising and promotional spending, which resulted in 19,064 more enrollments, $25,802,000 increase in gross enrollment value, excluding discontinued hardware associated with PC courses, and $20,206,000 more revenue.

The increase in general and administrative expense is mostly due to higher outside service charges for the mainframe computer usage, increased computer programming costs to convert and integrate new information systems and lower 1994 expenses resulting from favorable insurance loss experience.

The unusual item in the fourth quarter of 1995 represents the write-down of the unamortized balance of computers and other related costs of $4,549,000 ($.14 per share), which is explained in more detail in the earlier comparison of 1996 results to 1995.

Domestic gross enrollment value, excluding PC hardware, increased $19,076,000 or 12.2% due to the increase in new enrollments. International gross enrollment value increased $6,726,000 or 9.8% due to the increased enrollments in Canada and IMS and change in mix to higher priced PC courses. Unearned net future tuition revenue decreased $10,884,000 or 13.3% principally because effective September 15, 1995, the Company unbundled sales of computer hardware from the computer courses in the U.S. and lowered the price of the course to reflect the elimination of the computer from the course. Following this unbundling, domestic enrollments in computer courses dropped in the fourth quarter.


STECK-VAUGHN PUBLISHING - 1995 COMPARED TO 1994:

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

Revenue growth stemmed from the elementary and library markets. Revenue from the elementary/high school market, up $3,393,000 or 10.7% was bolstered by strong sales from basic skills products in spelling, math and reading. The Company's testing and assessment products also boosted sales, enhanced by the Berrent Publications product line purchased in November 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


STECK-VAUGHN PUBLISHING - 1995 COMPARED TO 1994 (CONTINUED):

Library sales of $10,578,000, up 16.3%, were stimulated by the Company's strong list of new titles, as well as new exclusive distribution agreements with Larousse Kingfisher Chambers, Inc. and Abdo & Daughters. Adult sales were down $257,000 or 2.0% due to continued federal budget constraints reducing the funding for adult education. The Company purchased the product line of Educational Development Laboratories, Inc. (EDL) in October 1995 to strengthen its adult product offerings.

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

Product development expense of $8,901,000 increased $1,274,000 or 16.7% as the Company continued to augment its product offerings with new and revised titles. Of particular interest was the revision of two major series scheduled for release in 1996: the 53-volume Portrait of America series and the 24-volume Raintree Illustrated Science Encyclopedia. The acquisitions of Berrent Publications and EDL, whose separate development offices were retained, also contributed to the increase.

Selling and marketing expense of $18,738,000 increased $1,266,000 or 7.2%, but as a percentage of revenues was down slightly. In nominal terms, expenses rose due to increased commissions on the higher sales volume. Partially offsetting the increased costs were some cost reductions achieved through a slight reduction in the field sales force and an 18% reduction in the telemarketing sales force.

General and administrative costs were higher due to increased headcount, enhancement of MIS capabilities and nonrecurring insurance credits in 1994. Amortization of acquired intangible assets increased as a result of the three acquisitions made in the fourth quarter of 1995 and 1994.

NETG - 1995 COMPARED TO 1994:

Revenues for NETG in 1995 were $54,350,000, a decrease of $7,587,000 or 12.2% from $61,937,000 in 1994. Domestic revenues of $26,129,000 decreased $10,435,000 or 28.5% from the prior year due to a decrease in customer renewals and the absence of significant new customers. The decrease in customer renewals and significant new customers in the domestic operation is due in part to the absence of a full line of client/server training products that is now in such demand in the multimedia training marketplace. During 1995, NETG introduced 28 internally developed products in the marketplace, most of which were in the client/server computer training area.

Spectrum revenue for 1995 was $1,618,000, or $3,629,000 lower than in 1994 because the Company began the process to discontinue Spectrum's product line in June 1995.

International revenue of $26,603,000 increased $6,477,000 or 32.2% from the prior year primarily in the U.K. and Germany. The increase in the U.K. was due to increased renewals and new business in 1995. The improved results were attributable to an experienced management team together with effective sales and marketing strategies implemented in 1994. The increase in revenues in Germany is mostly due to increased training revenue in SAP R/3 products, as well as increased revenue due to a program whereby the government subsidizes certain private sector training.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


NETG - 1995 COMPARED TO 1994 (CONTINUED):

Operating loss of NETG increased from $13,993,000 in 1994 to $89,942,000 in 1995 due primarily to net unusual items of $74,567,000 related to the restructuring of NETG ($30,604,000), write-off of goodwill ($47,509,000) and an unusual credit ($3,546,000) which resulted from settlement of a favorable legal arbitration award. These unusual items are explained in more detail in the earlier comparison of 1996 results to 1995.

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

Selling and marketing expense of $28,165,000 decreased $5,462,000 or 16.2% due to lower headcount, fewer sales offices, reduced promotional spending and lower commission expense due to the lower revenue and the restructuring in June 1995. The decrease was partially offset by increased costs in international and distributor channels due to the higher revenue levels.

General and administrative expense of $10,707,000 were $79,000 or 0.7% lower than in 1994. Amortization of acquired intangible assets was $668,000 or 50.0% lower than the prior year as the intangible assets were written-off in June 1995 as explained above.


OTHER - 1995 COMPARED TO 1994:

Revenues from National Education International (NEI) in 1995 of $3,001,000 were up slightly from the prior year. This increase was more than offset by a $327,000 decrease in other revenue from 1994 due to revenues from the investment in an entity which was sold in 1994.

During the second quarter of 1995, an unusual charge was recorded in the amount of $1,644,000 ($.05 per share) at NEC Corporate primarily for severance related payments to the former chief executive officer and corporate expenses related to the restructuring of NETG.

Foreign currency gains of $307,000 were recorded during 1995 compared to gains of $492,000 in 1994. The 1995 currency gains primarily resulted from the rise in the exchange rates of the British pound and the German mark and their effect on the U.S. dollar denominated current intercompany balances at NETG-U.K. and NETG-Germany payable to the U.S. operations.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary sources of liquidity are cash, investment securities, cash provided from operations and bank credit facilities. At December 31, 1996, the Company had $19,129,000 in cash and investment securities, of which $6,274,000 was held in the account of Steck-Vaughn.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

The Company has a revolving bank credit agreement in the amount of $50,000,000 which expires December 20, 1999. As of December 31, 1996, $21,100,000 was outstanding under this credit agreement. Additionally, Steck-Vaughn has a revolving bank credit agreement in the amount of $15,000,000 which expires June 1998. As of December 31, 1996, $7,000,000 was outstanding under this credit agreement.

During July 1996, the Company terminated its credit facility with Steck-Vaughn in the amount of $5,000,000 and repaid the $3,000,000 of outstanding loans to Steck-Vaughn.

On April 30, 1996, Steck-Vaughn acquired all of the stock of Edunetics Ltd., a corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand of Steck-Vaughn and borrowings under Steck-Vaughn's bank line of credit. Also during the second quarter of 1996, ICS acquired all of the outstanding common stock of California College for Health Sciences (CCHS) for approximately $833,000 cash and the issuance of $4,340,000 of notes payable bearing interest at 7%. During July 1996, the notes were fully paid after receipt of a tax refund from the IRS. These acquisitions increased intangible assets, primarily goodwill, by approximately $15,294,000. The intangible assets acquired are being amortized over a weighted average life of approximately 10 years and 15 years for Edunetics and CCHS, respectively.

Net cash flow from operating activities for the year ended December 31, 1996 of $4,481,000 was $3,795,000 favorable compared to the prior year due primarily to the tax refund from the IRS of approximately $12,000,000 and improved operating performance, partially offset by increased receivables of $19,728,000 of which approximately $5,612,000 and $13,184,000 are attributable to Steck-Vaughn and NETG, respectively; product development payments to develop courseware at NETG, which were expensed in 1995 and paid in 1996; and increased inventory at Steck-Vaughn due to the acquisitions of Edunetics and EDL (in late 1995) and as a result of increased inventory purchases of products from third party distributors. The increases in accounts receivable are due to increased revenues, as compared to 1995, at Steck-Vaughn and NETG; receivables from licensing of software at Edunetics to school districts which have a long collection cycle, and, due to extended payment terms on certain receivables at NETG. Restructure payments primarily represented payments on excess facilities for a full year, compared to only six months in 1995, and severance payments to terminated employees.

Net cash used in investing activities for the year ended December 31, 1996 of $24,574,000 was $22,828,000 unfavorable compared to the prior year period primarily due to acquisition payments of $12,173,000 during 1996; more additions to fixed assets compared to 1995 for new information systems at ICS and a new warehouse management system at Steck-Vaughn; the net change in proceeds from the sale of securities in the amount of $8,944,000, and increased spending on capitalized computer software development, partially offset by a favorable variance due to the discontinuance of the Education Centers subsidiary. Net cash flow from financing activities of $13,352,000 was favorable to the prior year due to additional net borrowings under the revolving credit agreement of $18,100,000 and payments received under stock option plans of $2,866,000 more than the prior year, offset partially by net payments on acquisition indebtedness of $4,340,000, increased payments on long-term debt of $690,000 and retirement of convertible debentures of $500,000.

On January 23, 1997, ICS acquired, for $8,800,000 in cash, certain assets and the common stock of three wholly-owned subsidiaries of Educatief Holding B.V., a Netherlands company engaged in providing distance education in the Netherlands. The acquired companies were Eurodidakt B.V., N.T.I. Nederlands Talen Instituut B.V. and Educatief B.V. This purchase price was financed from borrowings under the Company's revolving credit agreement. The transaction will be accounted for as a purchase. Based on an estimated preliminary purchase price allocation, this acquisition is expected to increase intangible assets by approximately $7,600,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                 National Education Corporation and Subsidiaries


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

The Company expects that cash, investment securities, bank credit facilities and cash provided from operations will be sufficient to provide for planned working capital requirements, product development, debt service, and capital expenditures for the foreseeable future. The Company is required to make a payment of $2,875,000 by May 15, 1997, in order to satisfy its 1997 sinking fund obligation under the indenture for its subordinated convertible debentures. Alternatively, the Company may buy debentures in the open marketplace in order to satisfy its 1997 sinking fund obligations. Through December 31, 1996, the Company had repurchased $500,000 par value of these debentures. At the 1996 stockholders' meeting, the shareholders approved an increase in the number of authorized common shares from 50,000,000 to 65,000,000 shares.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. As of December 31, 1996, the Company had a gross deferred tax asset of $73,103,000 (see Note 5 of the Notes to Consolidated Financial Statements). A significant portion of the deferred tax asset is comprised of U.S. federal and international net operating loss carryforwards. At December 31, 1996, the Company had available federal consolidated net operating loss carryforwards of $86,600,000 (exclusive of certain "SRLY" losses) expiring through 2010. In addition, the Company had federal SRLY loss carryforwards totaling $20,600,000 ($5,918,000 deferred tax asset) expiring in years 1998 through 2010 that may only be used to offset income generated by the particular entities that generated the losses. The Company is required to record a valuation allowance when it is "more likely than not that some portion of the deferred tax asset will not be realized". As a result of the Company's significant losses in recent years, the Company has recorded a valuation allowance of $39,609,000.

The ultimate realization of deferred tax assets, net of the valuation allowance, of $33,494,000 depends on the Company's ability to generate sufficient taxable income in the future. A portion of this asset will be realized through the reversal of taxable temporary differences totaling $9,532,000 reflected as deferred tax liabilities in the financial statements. The improving operating income throughout 1996, together with the reversal of taxable temporary differences, provides the basis for management's conclusion that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax asset. However, in light of the Company's past uncertain earnings history, management believes that it is more likely than not that those deferred tax assets for which a valuation allowance is recorded will not be realized. To the extent the Company continues its trend of profitability, additional deferred tax assets may be realized in 1997.

During the year, the Company received approximately $12,000,000, including interest of $990,000, of refunded taxes related to a settlement with the Internal Revenue Service regarding its 1985 through 1988 income tax audits. In addition, the Company received approximately $4,000,000 of income tax refund, of which $2,000,000 was recognized as a nonrecurring tax benefit in the second quarter of 1996, related to the carryback of certain specified liability losses.

The effect of inflation had little impact on the Company in 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements at December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and the Report of Price Waterhouse LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-30 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          The Company has no information to report in response to this item.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a) The information required by Item 10 with respect to the directors of the Company is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1996) as part of a Proxy Statement for the Company's Annual Meeting of Stockholders or as an amendment to this Form 10-K.

         (b) The information required by Item 10 with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1996) as part of a Proxy Statement for the Company's Annual Meeting of Stockholders or as an amendment to this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1996) as part of a Proxy Statement for the Company's Annual Meeting of Stockholders or as an amendment to this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (December 31, 1996) as part of a Proxy Statement for the Company's Annual Meeting of Stockholders or as an amendment to this Form 10-K.

                                                      PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as
        part of this report:

                                                                                                        Page Number
                                                                                                        -----------
        (1)    Financial Statements:

               Report of Independent Accountants..............................................             F-1
               Consolidated Statements of Operations for each of the
                 three years in the period ended December 31, 1996............................             F-2
               Consolidated Balance Sheets at December 31, 1996 and 1995......................             F-3
               Consolidated Statements of Cash Flows for each of the
                 three years in the period ended December 31, 1996............................             F-4
               Consolidated Statements of Stockholders' Equity for each
                 of the three years in the period ended December 31, 1996.....................             F-5
               Notes to the Consolidated Financial Statements.................................             F-6

        (2)    Financial Statement Schedules: **

                     II      Valuation and Qualifying Accounts................................             F-30

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

                                                                                                      Sequentially
Exhibit                                                                                                  Numbered
Number         Description                                                                                 Page
------         -----------                                                                                 ----
2.1            Agreement and Plan of Reorganization dated March 12, 1997, between Sylvan
               Learning Systems, Inc., and National Education Corporation (29)........................       *

3.1            Restated Certificate of Incorporation of the National Education
               Corporation (1)........................................................................       *

3.2            Amendment to Restated Certificate of Incorporation of National Education
               Corporation (2)........................................................................       *

3.3            By-Laws of National Education Corporation, as amended (3)..............................       *

10.1 **        National Education Corporation Retirement Plan (Restated as of January 1,
               1989 and as Amended through January 1, 1992) (4).......................................       *

10.2 **        1986 Stock Option and Incentive Plan, as amended (5)...................................       *

10.3 **        Amended and Restated 1990 Stock Option and Incentive Plan (6)..........................       *

                                                                                                      Sequentially
Exhibit                                                                                                  Numbered
Number         Description                                                                                 Page
------         -----------                                                                                 ----
10.4 **        Amended and Restated 1991 Directors' Stock Option and Award Plan (7)...................       *

10.5           Indenture, dated as of May 15, 1986, between National Education Corporation and Continental Illinois National Bank and Trust Company of Chicago, as
               Trustee (8)............................................................................       *

10.6           Tripartite Agreement Dated as of May 31, 1990, among National Education
               Corporation, Continental Bank as Resigning Trustee, and IBJ Schroder Bank &
               Trust Company as Successor Trustee (9).................................................       *

10.7 **        National Education Corporation Supplemental Executive Retirement Plan, as
               amended (10)...........................................................................       *

10.8 **        Supplemental Benefit Plan for Non-Employee Directors (11) .............................       *

10.9 **        Executive Employment Agreement between National Education Corporation and
               Sam Yau (12)...........................................................................       *

10.10          Intercompany Agreement Between National Education Corporation and Steck-Vaughn
               Publishing Corporation dated June 30, 1993 (the "Intercompany Agreement") (13).........       *

10.11          First Amendment to Intercompany Agreement, dated June 10, 1994 (14)....................       *

10.12          Tax Sharing Agreement Between National Education Corporation and Its Direct
               and Indirect Corporate Subsidiaries dated January 1, 1993 (15).........................       *

10.13          $13,500,000 Amended and Restated Credit Agreement among National Education
               Corporation, the Banks named therein and Bankers Trust Company, as Agent, dated February 28, 1995 (the "Credit Agreement") (Confidential treatment under
               Rule 24b-2 has been granted for portions of this exhibit) (16) ........................       *

10.14          First Amendment and Limited Waiver to Credit Agreement, dated July 31,
               1995 (17)..............................................................................       *

10.15          Second Amendment to Credit Agreement, dated December 21, 1995 (18).....................

10.16          Revolving Line of Credit Note and Option Agreement between National Education
               Corporation and Steck-Vaughn Publishing Corporation, dated February 28,
               1995 (19)..............................................................................       *

10.17          Renewal and Extension Agreement between National Education Corporation and
               Steck-Vaughn Publishing Corporation, effective December 31, 1995 (20)..................       *

10.18          First Amendment to Stock Option Agreement between National Education
               Corporation and Steck-Vaughn Publishing Corporation, effective December 31,
               1995 (21)..............................................................................       *

10.19          Letter Amendment to Stock Option Agreement between National Education
               Corporation and Steck-Vaughn Publishing Corporation, dated February 1,
               1996 (22)..............................................................................       *

Exhibit                                                                                                  Numbered
Number         Description                                                                                 Page
------         -----------                                                                                 ----
10.20          Second Renewal and Extension Agreement and Second Amendment to Stock Option
               Agreement dated March 31, 1996, between National Education Corporation and
               Steck-Vaughn Publishing Corporation (23)...............................................       *

10.21          Third Renewal and Extension Agreement and Third Amendment to Stock Option
               Agreement dated June 30, 1996, between National Education Corporation and
               Steck-Vaughn Publishing Corporation (24)...............................................       *

10.20          Debenture Conversion Agreement among National Education Corporation and the
               Holders identified therein, dated August 31, 1995 (25).................................       *

10.21          Credit Agreement among National Education Corporation, certain banks and
               BZW Division of Barclays Bank PLC, as Agent, dated January 19, 1996
               (the "BZW Credit Agreement) (26).......................................................       *

10.22          Waiver and First Amendment to BZW Credit Agreement dated April 9, 1996 (27)............       *

10.23          Loan Agreement dated April 29, 1996, between Steck-Vaughn Company and
               NationsBank of Texas, N.A. (28)........................................................       *

10.24          Amended and Restated Credit Agreement among National Education Corporation, the Several Lenders from time to time parties thereto, and BZW Division of
               Barclays Bank PLC, as Agent, dated December 20, 1996 (30)..............................

11.1           Calculation of Primary Earnings Per Share (30).........................................

11.2           Calculation of Fully Diluted Earnings Per Share (30)...................................

21             Subsidiaries of National Education Corporation (30)....................................

23             Consent of Price Waterhouse LLP (30)...................................................

27.1           Financial Data Schedule (31)

------------------
      *        incorporated by reference from a previously filed document
      **       denotes management contract or compensatory plan or arrangement

      (1) Incorporated by reference to Exhibit 3.1 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

      (2) Incorporated by reference to Exhibit "A" filed with National Education Corporation's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held May 29, 1996, filed April 15, 1996.

      (3) Incorporated by reference to Exhibit 10 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

      (4) Incorporated by reference to Exhibit 10.1 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

      (5) Incorporated by reference to Exhibit 10.17 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, filed April 1, 1991.

      (6) Incorporated by reference to Exhibit "B" filed with National Education Corporation's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

      (7) Incorporated by reference to Exhibit "A" filed with National Education Corporation's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held June 27, 1995, filed May 22, 1995.

      (8) Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to National Education Corporation's Registration Statement on Form S-3 (No. 33-5552), filed May 16, 1986.

      (9) Incorporated by reference to Exhibit 4 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

      (10) Incorporated by reference to Exhibit 10.17 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

      (11) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

      (12) Incorporated by reference to Exhibit 10.21 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

      (13) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, (No. 33-62334), filed June 17, 1993.

      (14) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994.

      (15) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, (No. 33-62334), filed June 17, 1993.

      (16) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 31, 1995.

      (17) Incorporated by reference to Exhibit 10.22 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November 9, 1995.

      (18) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

      (19) Incorporated by reference to Exhibit 10.12 filed with Steck-Vaughn Publishing Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 29, 1995.

      (20) Incorporated by reference to Exhibit 10.22 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

      (21) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

      (22) Incorporated by reference to Exhibit 10.24 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

      (23) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.

      (24) Incorporated by reference to Exhibit 10.28 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 7, 1996.

      (25) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November 9, 1995.

      (26) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1996, filed July 26, 1996.

      (27) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.

      (28) Incorporated by reference to Exhibit 10.27 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.

      (29) Incorporated by reference to Exhibit 2.1 filed with National Education Corporation's Current Report on Form 8-K, filed March 19, 1997.

      (30)     Filed herewith.

      (31)     Filed only with the EDGAR filing of this Annual Report on Form
               10-K.


(b) No reports on Form 8-K were filed during the fourth quarter of 1996.

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

NATIONAL EDUCATION CORPORATION                               Date


By:   /s/ SAM YAU                                         March 19, 1997
   ---------------------------
      Sam Yau
      President and Chief
      Executive Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                             Date



By:   /s/ SAM YAU                                         March 19, 1997
      -------------------------------
       Sam Yau
       Director, President and Chief
       Executive Officer
        (Principal Executive Officer)



By:   /s/ KEITH K. OGATA                                  March 19, 1997
      -------------------------------
       Keith K. Ogata, Vice President,
       Chief Financial Officer and
        Treasurer (Principal Financial
        Officer)



By:   /s/ GLEN E. MEDWID                                  March 19, 1997
      ------------------------------
       Glen E. Medwid, Corporate
       Controller (Principal
       Accounting Officer)

                                                             Date


By:   /s/ RICHARD C. BLUM                                 March 24, 1997
      -----------------------------
       Richard C. Blum, Director



By:   /s/ DAVID BONDERMAN                                 March 19, 1997
      -----------------------------
       David Bonderman, Director



By:   /s/ DAVID R. DUKES                                  March 24, 1997
      -------------------------------
       David R. Dukes, Director



By:   /s/ LEONARD W. JAFFE                                March 18, 1997
      ----------------------------
       Leonard W. Jaffe, Director



By:   /s/ DAVID C. JONES                                  March 24, 1997
      --------------------------------
       David C. Jones, Director



By:   /s/ MICHAEL R. KLEIN                                March 20, 1997
      -----------------------------
       Michael R. Klein, Director



By:   /s/ PAUL B. MACCREADY                               March 18, 1997
      --------------------------
       Paul B. MacCready, Director



By:   /s/ FREDERIC V. MALEK                               March 18, 1997
      ----------------------------
       Frederic V. Malek, Director



By:   /s/ JOHN J. MCNAUGHTON                              March 18, 1997
      --------------------------
       John J. McNaughton, Director



By:   /s/ WILLIAM D. WALSH                                March 19, 1997
      ----------------------------
       William D. Walsh, Director

                         NATIONAL EDUCATION CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of National Education Corporation



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 36 present fairly, in all material respects, the financial position of National Education Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for advertising costs in 1994, and changed its method of accounting for the impairment of long-lived and intangible assets in 1995.







PRICE WATERHOUSE LLP

Costa Mesa, California
January 28, 1997, except as to Note 17,
which is as of March 12, 1997

                 National Education Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31,
                                                                     -----------------------------------
(amounts in thousands, except per share amounts)                        1996         1995        1994
--------------------------------------------------------------------------------------------------------
TUITION AND CONTRACT REVENUES                                        $ 203,296    $ 200,372    $ 188,006
PUBLISHING REVENUES                                                     85,505       58,226       53,608
                                                                     -----------------------------------
TOTAL NET REVENUES                                                     288,801      258,598      241,614

COSTS AND EXPENSES:
    Contract course materials and service costs                         65,652       73,003       60,428
    Publishing costs and materials                                      25,965       14,867       13,595
    Product development                                                 24,239       23,026       19,934
    Selling and marketing                                              110,454      111,112      111,058
    General and administrative                                          26,080       31,775       28,665
    Amortization of acquired intangible assets                           2,847        1,961        2,191
    Amortization of prior period deferred marketing                        -          1,470       19,836
    Unusual items, net                                                   4,100       81,730          -
    Interest expense                                                     8,113        8,650        6,336
    Investment income                                                   (2,362)      (2,621)      (3,234)
    Other income                                                          (421)        (307)        (492)
    Gain on sale of stock                                                  -            -         (3,247)
                                                                     -----------------------------------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT), MINORITY INTEREST AND
  DISCONTINUED OPERATIONS                                               24,134      (86,068)     (13,456)
    Income taxes (benefit)                                               2,236          -           (555)
                                                                     -----------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND DISCONTINUED
  OPERATIONS                                                            21,898      (86,068)     (12,901)
    Minority interest in consolidated subsidiary                           538        1,155        1,192
                                                                     -----------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                21,360      (87,223)     (14,093)
    Loss from discontinued operations                                      -            -         (9,420)
    Loss on disposal of discontinued operations                            -            -        (40,032)
                                                                     -----------------------------------
NET INCOME (LOSS)                                                    $  21,360    $ (87,223)   $ (63,545)
                                                                     ===================================
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS                 $     .58    $   (2.73)   $    (.48)
                                                                     ===================================
EARNINGS (LOSS) PER SHARE                                            $     .58    $   (2.73)   $   (2.14)
                                                                     ===================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Primary shares                                                      36,691       31,893       29,640
    Fully diluted shares                                                38,647       38,025       36,940
                                                                     ===================================



                 See Notes to Consolidated Financial Statements.

                 National Education Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                               Year Ended December 31,
                                                                               ----------------------
(dollars in thousands)                                                            1996        1995
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  17,682    $  22,120
   Investment securities                                                           1,447        1,748
   Receivables, net of allowance of $2,953 and $2,742                             56,857       36,397
   Inventories and supplies                                                       35,902       31,847
   Income tax receivable                                                             -          9,313
   Prepaid expenses                                                               20,188       13,440
                                                                               ----------------------
    Total current assets                                                         132,076      114,865
Land, buildings, and equipment, net                                               30,800       24,028
Acquired intangible assets, net                                                   26,626       13,428
Deferred income taxes                                                             24,728       24,768
Other assets                                                                       7,859        8,173
                                                                               ----------------------
                                                                               $ 222,089    $ 185,262
                                                                               ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                            $  10,468    $   6,072
   Accrued expenses                                                               16,093       23,707
   Accrued royalties                                                               5,129        5,315
   Accrued short-term restructuring charges                                        3,736        8,246
   Accrued salaries and wages                                                      6,744        5,627
   Deferred contract revenues                                                      6,024        7,421
   Current portion of long-term debt and short-term borrowings                     8,260       12,338
   Accrued and deferred income taxes                                              18,955       14,446
                                                                               ----------------------
    Total current liabilities                                                     75,409       83,172
                                                                               ----------------------
LIABILITIES PAYABLE AFTER ONE YEAR
   Long-term debt, less current portion                                           87,203       66,333
   Accrued long-term restructuring charges                                         4,471       10,089
   Other noncurrent liabilities                                                   10,826        8,683
                                                                               ----------------------
                                                                                 102,500       85,105
                                                                               ----------------------
MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                            10,162        9,504
                                                                               ----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued         -            -
   Common stock, $.01 par value; 65,000,000 shares authorized; 36,336,504
    and 35,834,124 shares issued                                                   2,170        2,166
   Additional paid-in capital                                                    157,710      155,100
   Accumulated deficit                                                          (115,124)    (136,484)
   Unrealized gain on available-for-sale securities, net of tax                       60           10
   Cumulative foreign exchange translation adjustment                             (5,317)      (7,005)
   Notes receivable under stock option plans                                        (573)      (1,398)
                                                                               ----------------------
                                                                                  38,926       12,389
   Less common stock in treasury, at cost                                         (4,908)      (4,908)
                                                                               ----------------------
    Total stockholders' equity                                                    34,018        7,481
                                                                               ----------------------
                                                                               $ 222,089    $ 185,262
                                                                               ======================


                 See Notes to Consolidated Financial Statements.

                 National Education Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                     --------------------------------
(dollars in thousands)                                                  1996       1995        1994
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $ 21,360    $(87,223)   $(63,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Loss from discontinued operations                                     -           -         9,420
    Income tax benefits on discontinued operations                        -           -         1,008
    Loss on disposal of discontinued operations                           -           -        40,032
    Depreciation and amortization                                       5,457       5,587       5,610
    Amortization of acquired intangible assets                          2,847       1,602       1,824
    Amortization of prior period deferred marketing                       -         1,470      19,836
    Provision for doubtful accounts                                       340       1,642         250
    Gain on sale of stock                                                 -           -        (3,247)
    Write-off of acquired intangible assets                               -        47,509         -
    Write-off of course computer hardware costs                           -         4,549         -
    Write-off of in-process research and development                    4,100         -           -
    Gain on foreign currency exchange                                    (357)       (299)       (492)
    Change in assets and liabilities:
      Receivables, net                                                (19,057)      8,142        (187)
      Inventories and supplies                                         (3,690)     (4,586)       (353)
      Income tax receivables                                            9,313         -           -
      Accounts payable and accrued expenses                            (5,971)       (520)    (10,840)
      Accrued restructuring reserve                                   (10,600)     25,695         -
      Accrued and deferred income taxes                                 6,130         802      (4,457)
      Deferred contract revenues                                       (2,853)     (4,534)      1,170
      Other                                                            (2,538)        850       2,650
                                                                     --------------------------------
     Net cash provided by (used in) operating activities                4,481         686      (1,321)
                                                                     --------------------------------
CASH FLOWS FOR INVESTING ACTIVITIES:
    Additions to land, buildings and equipment                        (10,497)     (4,527)     (6,788)
    Additions to capitalized computer software development costs       (2,507)       (697)       (108)
    Dispositions of land, buildings and equipment                         220         (63)       (171)
    Proceeds from sales of investment securities                          383       9,327      10,680
    Purchases of investment securities                                    -          (189)     (5,249)
    Acquisition of businesses, net of cash acquired                   (12,173)     (3,260)     (6,430)
    Discontinued operations                                               -        (2,337)    (21,085)
                                                                     --------------------------------
    Net cash used in investing activities                             (24,574)     (1,746)    (29,151)
                                                                     --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                        18,100         -         4,036
    Reductions in long-term debt                                       (2,399)     (1,709)       (703)
    Changes in short-term borrowings                                   (5,946)      4,961       5,305
    Retirement of convertible debentures                                 (500)        -           -
    Minority interest in equity of consolidated subsidiary                658       1,081         242
    Common stock, stock options and related tax benefits                2,614         573         783
    Payments received on notes receivable under stock option plans        825         -           -
    Purchase of common stock for treasury                                 -           -           (53)
                                                                     --------------------------------
    Net cash from financing activities                                 13,352       4,906       9,610
                                                                     --------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 2,303         977        (387)
                                                                     --------------------------------
NET CHANGE IN CASH AND EQUIVALENTS                                     (4,438)      4,823     (21,249)
CASH AND EQUIVALENTS AT THE BEGINNING OF THE YEAR                      22,120      17,297      38,546
                                                                     --------------------------------
CASH AND EQUIVALENTS AT THE END OF THE YEAR                          $ 17,682    $ 22,120    $ 17,297
                                                                     ================================

                 See Notes to Consolidated Financial Statements.

                 National Education Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       1996                     1995                   1994
                                              ---------------------------------------------------------------------
(amounts in thousands)                         Shares        Amount      Shares       Amount     Shares     Amount
-------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND PAID-IN CAPITAL
   Balance at beginning of year                  35,835    $ 157,266      30,275    $ 135,153    30,093   $ 134,370
   Stock options and related tax benefits           497        2,509          94          423       182         783
   Restricted stock                                   5          105         444        1,548       -           -
   Conversion of debentures                         -            -         5,021       20,142       -           -
                                              ---------------------------------------------------------------------
   Balance at end of year                        36,337    $ 159,880      35,834    $ 157,266    30,275   $ 135,153
                                              =====================================================================
RETAINED EARNINGS (DEFICIT)
   Balance at beginning of year                            $(136,484)               $ (49,261)             $ 14,284
   Net income (loss)                                          21,360                  (87,223)              (63,545)
                                              ---------------------------------------------------------------------
   Balance at end of year                                  $(115,124)               $(136,484)             $(49,261)
                                              =====================================================================
TREASURY STOCK
   Balance at beginning of year                     697    $  (4,908)        697    $  (4,908)      689   $  (4,855)
   Purchase of common stock for treasury            -            -           -            -           8         (53)
                                              ---------------------------------------------------------------------
   Balance at end of year                           697    $  (4,908)        697    $  (4,908)      697   $  (4,908)
                                              =====================================================================
CUMULATIVE TRANSLATION ADJUSTMENT
   Balance at beginning of year                            $  (7,005)               $  (7,947)            $ (7,565)
   Foreign currency translation adjustments                    1,688                      942                 (382)
                                              ---------------------------------------------------------------------
   Balance at end of year                                  $  (5,317)               $  (7,005)            $ (7,947)
                                              =====================================================================
UNREALIZED GAIN(LOSS) ON AVAILABLE-
  FOR-SALE SECURITIES, NET OF TAX
   Balance at beginning of year                            $      10                $     (21)             $     -
   Change in net unrealized gain                                  82                       53                  (36)
   Deferred taxes                                                (32)                     (22)                  15
                                              ---------------------------------------------------------------------
   Balance at end of year                                  $      60                $      10              $    (21)
                                              =====================================================================
NOTES RECEIVABLE UNDER STOCK OPTION
  PLANS
   Balance at beginning of year                            $  (1,398)               $       -              $      -
   Loans to officers to purchase stock                             -                   (1,398)                    -
   Payments received from officers                               825                        -                     -
                                              ---------------------------------------------------------------------
   Balance at end of year                                  $    (573)               $  (1,398)             $      -
                                              =====================================================================


                 See Notes to Consolidated Financial Statements.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National Education Corporation (the "Company", a Delaware Corporation) provides training and educational services and products to individuals, schools, libraries, businesses and governments. The Company's current business is conducted primarily through three operating entities. ICS Learning Systems, Inc. ("ICS") offers to individuals distance education opportunities such as, associate degree programs, training in paraprofessional and occupational fields, high school diploma programs and courses for personal achievement, as well as, computer-based, interactive courses for accounting and legal professionals and students. Additionally, through California College for Health Sciences (CCHS), ICS offers healthcare self-study courses and four-year and master degree distance learning programs. ICS also offers training opportunities to businesses and government. Steck-Vaughn Publishing Corporation ("Steck-Vaughn") is a publisher of printed and multimedia supplemental educational materials sold to individuals, elementary and secondary schools, and libraries. National Education Training Group, Inc. ("NETG") is a provider of multimedia products to train corporate and government employees, with specific emphasis on information systems training. See Note 15 for a summary of industry segment data and locations where the Company conducts business. Historically, the Company also conducted business through a fourth operating entity, National Education Centers, Inc. ("Education Centers"); however, in 1994 those operations were reclassified as discontinued operations and subsequently were substantially sold or otherwise disposed of as further explained in Note 3.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED

The Company follows Statement of Financial Accounting Standards No. 86 (SFAS No.
86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", in recording and classifying the costs incurred for the development of software products. Such costs are expensed as incurred until the product under development reaches technological feasibility, at which point all future costs are capitalized until the product is available for general release. Capitalized costs are amortized over the estimated economic life of the product. Unamortized capitalized software development costs were $2,865,000 and $631,000 at December 31, 1996 and 1995, respectively. Amortization of capitalized software development costs were $274,000, $174,000 and $0 for the years ended December 31, 1996, 1995 and 1994.

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

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NETG revenue principally consists of fees for licensing agreements of software training products. NETG recognizes revenue in accordance with AICPA Statement of Position 91-1, Software Revenue Recognition. Revenues earned for the licensing of training products are generally recognized when the products are delivered and there are no significant obligations remaining. NETG has multi-year contracts, but does not recognize more than twelve months of revenue in a year because the customer typically has the right to exchange product on each twelve month anniversary date of the contract.

SELLING AND MARKETING COSTS

The Company accounts for its advertising costs pursuant to AICPA Statement of Position No. 93-7 ("SOP"), "Reporting on Advertising Costs". The SOP generally requires advertising costs, other than direct-response advertising, to be expensed as incurred. In adopting the SOP in 1994, ICS' total advertising, selling and marketing costs were expensed as incurred in 1994 rather than deferred and amortized as in prior periods. Adoption of the SOP in 1994 resulted in a charge of $27,410,000 ($21,181,000 after tax or $.72 per share). The charge consisted of two components. First, a charge of $19,836,000 resulted from the amortization of the deferred marketing balance as of December 31, 1993 into 1994. Second, a charge of $7,574,000 resulted from increased selling and marketing spending above the amortization that would have been expensed in accordance with the Company's previous accounting policy. The remaining deferred marketing balance of $1,470,000 at December 31, 1994 was amortized in 1995. Adoption of the SOP did not have a material impact on the Company's other operations. The Company's advertising expenses, excluding the amortization of prior period deferred marketing, were $44,423,000, $56,382,000, and $48,686,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Selling and marketing expenses are expensed within the calendar year except for sales commissions on training contracts sold at NETG and development of product catalogs at Steck-Vaughn. Sales commissions on training contracts sold are deferred and amortized to expense as contract revenues are recognized. The costs of product catalogs are capitalized and expensed when the catalogs are distributed. The Company's businesses tend to be seasonal in nature with most of the revenue historically being recognized in the latter half of the year. Accordingly, in interim periods, a portion of selling and marketing expenses is deferred and fully amortized in subsequent interim periods within the calendar year to better match the expenses with revenues due to the seasonal nature of the revenue and spending.

COURSE SERVICE AND PRODUCT DEVELOPMENT COSTS

Course service costs and costs to develop course content are expensed as incurred.

INCOME TAXES

Income taxes are accounted for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted earnings per share are computed based on the assumption that the senior convertible debentures and the subordinated convertible debentures had been converted to common stock at the beginning of the respective periods, with a corresponding increase in net income to reflect a reduction in related interest expense, less applicable taxes. Fully diluted and primary earnings per share are the same, as inclusion of the debentures would be anti-dilutive. Effective September 11, 1995, the holders of $20,000,000 of the Company's 10% senior subordinated convertible debentures converted such debentures, including accrued interest, into 5,021,000 shares of the Company's common stock. The conversion had an anti-dilutive effect on loss per share for the fourth quarter of 1995. If the conversion had not occurred, loss per share for the fourth quarter of 1995 would have been ($.11) compared to the reported loss per share of ($.08), and the loss per share for the full year would have been ($2.89) compared to the ($2.73) reported.

The presentation of supplementary earnings per share data below reflects the conversion of the senior debentures as if it had occurred at the beginning of each period presented below. The following supplementary presentation reflects the reduction of interest expense, less applicable taxes, and an increase in the number of shares outstanding.

(amounts in thousands, except per share amounts)     1995          1994
------------------------------------------------------------------------
Loss per share from continuing operations          $ (2.44)      $  (.38)
Loss per share                                       (2.44)        (1.80)
                                                   =====================

Weighted average number of shares outstanding       35,373        34,640
                                                   =====================

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

INVENTORIES AND SUPPLIES

Inventories, primarily consisting of course materials and supplies, are stated at the lower of first-in, first-out cost or market. Inventories and supplies are comprised of the following as of December 31, 1996 and 1995:


(dollars in thousands)               1996      1995
----------------------------------------------------
Finished goods                     $33,650   $29,653
Work in process                        992       700
Raw materials                        1,260     1,494
                                   -----------------
   Total inventories               $35,902   $31,847
                                   =================

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are depreciated principally using the straight-line method over the estimated useful lives of the various classes of property.

ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets representing the excess of cost over the fair value of acquired net assets purchased by the Company in conjunction with various acquisitions are amortized ratably over lives which do not exceed forty years. The intangible assets of Edunetics Ltd. (Edunetics) and CCHS which were acquired in 1996 (see Note 2) are being amortized over a weighted average life of approximately 10 years and 15 years, respectively. All other acquired intangible assets are amortized ratably over various useful lives which do not exceed ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) in 1995. Under the provisions of SFAS 121, the Company will continue to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written-down to their fair value. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less costs to sell. Adopting SFAS 121 in 1995 had no effect on the Company's financial statements except for the write-off of goodwill at NETG as described further in Note 4.

DEFERRED CONTRACT REVENUES

Deferred contract revenues represent the portion of training contract payments and student tuition received in advance of services being performed.

MINORITY INTEREST

Minority interest in equity of consolidated subsidiary represents the minority stockholders' proportionate share of the equity of Steck-Vaughn. During 1994 and 1995, Steck-Vaughn repurchased 230,200 and 25,000 shares, respectively, of its outstanding common stock which effectively increased the Company's ownership interest to 83.0% and 83.1%, respectively. No shares were repurchased in 1996.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of international subsidiaries have been translated at current exchange rates. Revenues, expenses and cash flows have been translated at average rates of exchange in effect during the year. Resulting cumulative foreign exchange translation adjustments have been recorded as a separate component of stockholders' equity. Also included in this component of stockholders' equity are exchange gains and losses on foreign intercompany accounts of a long-term nature that are part of the net investment in the foreign entity. Gains and losses on foreign currency transactions are recorded to other income and expense.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company is subject to credit risk primarily through trade receivables. Credit risk, with respect to trade accounts receivable, is minimized because the accounts receivable of NETG are comprised primarily of Fortune 1000 type and large international customers. The accounts receivable of Steck-Vaughn are primarily from school districts throughout the country, thus mitigating the risk of collections. At ICS, accounts receivable from student contracts have a net value of zero as ICS only records revenue based upon cash receipts. The remaining receivables at ICS are from large industrial customers. The geographical diversification and broad customer base help mitigate the potential impact of a material credit risk exposure. The Company does not require collateral for its accounts receivable.

NOTE 2 - BUSINESS COMBINATIONS

Effective April 30, 1996, the Company, through Steck-Vaughn, acquired all of the common stock of Edunetics, an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000. The purchase price was financed under Steck-Vaughn's bank credit agreement and by existing cash and marketable securities. In the second quarter of 1996, the purchase price was allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition as determined by an independent appraisal. The estimated value of the in-process research and development projects of $4,100,000 was written-off in the second quarter of 1996 as the projects had no alternative future use. This acquisition increased intangible assets, primarily goodwill, by approximately $7,700,000.

During the second quarter of 1996, ICS acquired all of the outstanding common stock of CCHS for approximately $833,000 cash and the issuance of $4,340,000 of notes payable, at a 7% interest rate, due June 30, 1997. The notes payable were paid in July 1996 after the receipt of a tax refund (see Note 5). CCHS provides healthcare self-study courses and four-year and master degree distance learning programs. This transaction resulted in an increase to intangible assets, primarily goodwill, of $7,594,000.

In addition, the Company, through Steck-Vaughn, purchased substantially all of the assets of the following entities on the dates set forth as follows: Summit Learning, Inc. (Summit), a direct response marketer of educational products (December 1995), Educational Development Laboratories, Inc. (EDL) a developer and publisher of reading and writing instructional material based in both software and print products (October 1995) and Berrent Publications, Inc. (Berrent) a publisher of test preparation and assessment materials (November
1994). During the first quarter of 1994, the Company, through ICS, purchased the stock of M-Mash, Inc. (MicroMash), a leading provider of computer-based, interactive courses for accounting professionals and students.

All of the above transactions were accounted for as purchases and the operating results were included in the Company's consolidated financial statements since the dates of acquisition. Set forth below are the unaudited pro forma results of operations as if the acquisitions of Edunetics, Summit and CCHS had occurred effective at the beginning of the year for each of the years presented after giving effect to certain adjustments, including amortization expense of the acquired intangible assets, interest expense on the acquisition debt and related income tax effects.

(dollars in thousands, except per share amounts)                 1996            1995
---------------------------------------------------------------------------------------
Net revenues                                                  $291,019         $279,789
Net income (loss)                                               22,819          (91,990)
Earnings (loss) per share                                     $    .62         $  (2.88)

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS COMBINATIONS (CONTINUED)

The above pro forma information excludes the $4,100,000 unusual item representing the write-off of in-process research and development for the acquisition of Edunetics. Reported net income for the year ended December 31, 1996, excluding this $4,100,000 unusual item, would have been $24,761,000 ($.67 per share) compared to the pro forma net income of $22,819,000 ($.62 per share) shown above.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented and are not necessarily indicative of the future results of the combined operations.

The net assets and operating results of the other purchased entities were not material to the consolidated financial statements of the Company and, accordingly, are not included in the above pro forma results for 1996 and 1995.


NOTE 3 - BUSINESS DISPOSITIONS

In June 1994, the Company adopted a plan to discontinue the operation of its National Education Centers, Inc. subsidiary and recorded a charge of $40,032,000 ($1.35 per share) to write-down assets to estimated net realizable value and provide for estimated costs of disposing of the operation. No tax benefits were provided on this charge.

The Company substantially completed the disposition of operations of National Education Centers, Inc. as of December 31, 1995. Cash proceeds received from the sale of schools were $10,647,000 in 1995.

As of December 31, 1996 and 1995, the remaining assets and liabilities include accrued expenses for outstanding litigation and regulatory matters, and obligations to maintain and service future financial aid and accounting matters as required by the U.S. Department of Education, offset by certain notes receivable from buyers in connection with the sale of schools. As of December 31, 1996, all of these notes were current in status. Cash received from notes receivable in 1996 were immaterial. The net amount of these assets and liabilities is not material to the consolidated financial statements of the Company.

Results of operations for the Education Centers which are being accounted for as discontinued operations in the results of operations were as follows:

(dollars in thousands, except per share amounts)                           1994
--------------------------------------------------------------------------------
Net revenues                                                           $  97,138
Loss before income tax benefit                                           (10,428)
Income tax benefit                                                        (1,008)
Loss from discontinued operations                                         (9,420)
Primary loss per share                                                      (.32)
Loss on disposal of discontinued operations                              (40,032)
Loss per share                                                             (1.35)

In December 1994, the Company sold its interest in a partnership venture whose purpose was to develop an automated enrollment and financial aid application process. As a result of the sale, the Company recorded a gain on sale of $3,247,000 ($2,143,000 after tax or $.07 per share).

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - UNUSUAL AND NONRECURRING ITEMS

Unusual items, net, consist of the following items:

(dollars in thousands)                              1996        1995
---------------------------------------------------------------------
Write-off of in-process research and development   $ 4,100   $    -
Write-off of intangible assets                         -       47,509
Restructuring charges                                  -       32,248
Write-off of course computer hardware costs            -        4,549
Litigation settlements, net                            -       (2,576)
                                                   ------------------
                                                   $ 4,100   $ 81,730
                                                   ==================

No tax benefits were reflected for the unusual items.

WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

The unusual item for the year ended December 31, 1996 represents the $4,100,000 ($.11 per share) write-off of in-process research and development projects in connection with the acquisition of Edunetics in the second quarter of 1996 as more fully explained in Note 2.

WRITE-OFF OF INTANGIBLE ASSETS AND RESTRUCTURING CHARGES

In the second quarter of 1995, the Company restructured NETG, which resulted in an unusual charge of $28,652,000 ($.90 per share), and also recorded a restructuring charge of $1,644,000 ($.05 per share) at NEC Corporate for severance related payments to the former chief executive officer and corporate expenses related to the restructuring of NETG. In the fourth quarter of 1995, NETG further reduced its organization in Germany and recorded a restructure charge of $1,952,000 ($.06 per share). The total charges included severance related payments, excess facilities costs, the write-down of inventory and fixed assets of certain discontinued products and other restructuring related items, such as charges related to canceled contracts and agreements. Amounts related to severance covered 168 employees involved primarily in sales and marketing, distribution and other administrative functions at NETG's domestic and European locations. Amounts related to facilities reflect the cost of leases for excess space arising from the consolidation of space within the subsidiary's U.S. headquarters and the subsidiary's European offices. The noncurrent portion of the restructuring charges relates primarily to leases on unutilized space which will require payments through 2008.

As a result of these changes, in the second quarter of 1995, the Company revised NETG's financial projections, consistent with management's best estimate of future results of operations. Based upon this estimate of the future results of operations, the estimated net cash flows over the remaining life of NETG's intangible assets (goodwill) were less than the net book value of the goodwill at June 30, 1995. Under the provisions of SFAS 121, the Company estimated the fair value of its investment in NETG by discounting estimated future net cash flows at a rate commensurate with the related risk. Based upon this analysis, management concluded NETG to have had only a nominal fair value such that the goodwill balance of $42,719,000 related to the Company's 1986 acquisition of what is now NETG was written-off (resulting in a loss of $1.34 per share) during the second quarter of 1995.

The restructuring in the second quarter of 1995 included the discontinuance of the operations of Spectrum, a subsidiary of NETG. In connection with this restructuring the Company wrote-off the goodwill balance of $4,790,000 ($.15 per share). Revenues of Spectrum were $1,618,000 and $5,247,000 and its operating losses before amortization of intangibles and unusual items were ($1,433,000) and ($1,125,000) for 1995 and 1994, respectively.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - UNUSUAL AND NONRECURRING ITEMS (CONTINUED)

WRITE-OFF OF INTANGIBLE ASSETS AND RESTRUCTURING CHARGES (continued)

Cumulative payments on the 1995 corporate restructuring charge were $1,482,000 through December 31, 1996. Set forth below is a summary of the NETG restructuring activity through December 31, 1996.

                               Excess      Severance   Fixed Assets
(dollars in thousands)       Facilities    Payments    & Inventory    Other         Total
------------------------------------------------------------------------------------------
1995 restructuring charges   $ 16,480      $ 4,706      $ 4,020      $ 5,398      $ 30,604
Noncash write-off                 -            -         (3,758)      (3,521)       (7,279)
Cash (paid) received           (1,923)      (2,095)          13       (1,606)       (5,611)
                             -------------------------------------------------------------
Accrued restructuring at
   December 31, 1995           14,557        2,611          275          271        17,714
Noncash write-off                 -            -           (143)         305           162
Cash paid                      (6,777)      (2,478)         -           (576)       (9,831)
                             -------------------------------------------------------------
Accrued restructuring at
   December 31, 1996         $  7,780      $   133      $   132      $   -        $  8,045
                             =============================================================

WRITE-OFF OF COURSE COMPUTER HARDWARE AND RELATED COSTS

Prior to September 15, 1995, ICS offered computer courses in the U.S. which included the sale to students of computers which, after shipment, were recorded as assets and amortized over the estimated period related course revenue was recognized. Subsequent to September 15, 1995, the Company no longer included the computer hardware with such courses. In the fourth quarter of 1995, the Company reviewed the realizability of the carrying value of the computer and related assets and determined that a portion of the capitalized balance for computers related to enrollments for which there was no further revenue to be recognized. As a result, in the fourth quarter of 1995 the Company recorded a write-down of the unamortized balance of computers and other related costs of $4,549,000 ($.14 per share).

LITIGATION SETTLEMENTS, NET

During the fourth quarter of 1995, a legal dispute with a third-party author for NETG was settled in the Company's favor. The Company recorded a gain which was partially offset with other minor legal settlements which involved parties related to the third party author resulting in a net unusual credit of approximately $3,546,000 or $.11 per share.

In March 1996, the Company settled a lawsuit at Steck-Vaughn brought by a product development company in 1995. Settlement costs and legal expenses associated with the lawsuit totaled $970,000 or $.03 per share and were included in the results of operations for the year ended December 31, 1995.

OTHER NONRECURRING ITEMS

The following items were nonrecurring in nature, but are not classified as unusual items in the statements of operations. In the third quarter of 1996, the Company recorded a nonrecurring expense of approximately $861,000 ($732,000 after tax or $.02 per share) related to a change in CEO at Steck-Vaughn. The Company also recorded nonrecurring interest income of approximately $990,000 ($842,000 after tax or $.02 per share) on an income tax refund received in July 1996 and $2,000,000 ($.05 per share) of tax benefit related to a tax refund received and recognized in the second quarter of 1996.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

Income (loss) before tax from continuing operations was taxed under the following jurisdictions:

(dollars in thousands)                   1996        1995        1994
----------------------------------------------------------------------
Domestic                              $ 27,447    $(75,881)   $ (5,307)
Foreign                                 (3,313)    (10,187)     (8,149)
                                      --------------------------------
Total                                 $ 24,134    $(86,068)   $(13,456)
                                      ================================

Taxes (benefits) on income (loss) from continuing operations were provided as follows:


(dollars in thousands)                              1996       1995        1994
-------------------------------------------------------------------------------
CURRENT:
   US Federal                                     $   289     $   -     $    -
   State                                              525        500      1,110
   Foreign                                          1,970      1,837      1,457
                                                  -----------------------------
Total current provision                             2,784      2,337      2,567
                                                  -----------------------------
DEFERRED:
   Federal                                            335     (2,469)       220
   Foreign                                           (883)       132     (3,498)
                                                  -----------------------------
Total deferred benefit                               (548)    (2,337)    (3,278)
                                                  -----------------------------
CURRENT TAX BENEFITS NOT TREATED AS A REDUCTION
  OF INCOME TAX EXPENSE RESULTING FROM:
   Exercise of stock options                          -          -          156
                                                  -----------------------------
Total income tax provision (benefit)              $ 2,236     $  -      $  (555)
                                                  =============================


Deferred tax liabilities and assets reflected in the balance sheet as of December 31, 1996 and December 31, 1995 are comprised of the following:

(dollars in thousands)                               1996       1995
----------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Revenue recognition differences                $  1,449    $  1,416
   Advertising/commissions                             220       2,393
   Prepaid expenses                                  6,373       6,351
   Other                                             1,490       1,501
                                                  --------------------
Gross Deferred Tax Liabilities                    $  9,532    $ 11,661
                                                  ====================
DEFERRED TAX ASSETS:
   Property, plant and equipment                  $  2,469    $  5,590
   Inventories                                       4,514       5,804
   Allowance for doubtful accounts                   1,736       1,449
   Restructuring reserve                             2,354       6,478
   Revenue recognition differences                   5,790       3,001
   Loss carryforwards                               43,119      48,607
   Credit carryforwards                              5,393       4,276
   Accrued retirement                                3,050       2,484
   Other                                             4,678       6,799
                                                  --------------------
Gross Deferred Tax Assets                           73,103      84,488
   Deferred tax assets valuation allowance         (39,609)    (50,952)
                                                  --------------------
Deferred Tax Assets, Net of Valuation Allowance   $ 33,494    $ 33,536
                                                  ====================

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES (CONTINUED)

The Company has recorded a valuation allowance in the amount set forth in the above table for certain deductible temporary differences for which it is likely, at this time, that the Company will not receive future tax benefit. The 1996 income tax provision includes a decrease in the valuation allowance for deferred tax assets of $15,913,000. The valuation allowance increased during the year by $4,570,000 due to the acquisition of Edunetics. The valuation reserve decrease primarily relates to the utilization of loss carryforwards in the current year and carryback years for which no tax benefits were previously recognized. Realization of the remaining deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income change.

At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $86,600,000 expiring through 2010. In addition, the Company had available $1,568,000 of alternative minimum tax credit carryforwards, with no expiration date, which may be utilized to offset future regular tax liabilities. If certain substantial changes in the Company's ownership should occur (see Note
17), there could be an annual limitation on the amount of carryforwards available for utilization. The Company also has available federal net operating loss carryforwards of approximately $20,600,000 related to various subsidiaries which can only be utilized against each company's respective future taxable income. These losses expire through 2010.

A reconciliation of the income tax provision (benefit) with the amount computed by applying the federal statutory tax rate to pretax income from continuing operations is as follows:


(dollars in thousands)                                     1996       1995       1994
---------------------------------------------------------------------------------------
Tax provision (benefit) computed at statutory rate      $  8,206    $(29,263)   $(4,575)
State taxes, net of federal benefit                          347         330        733
Losses (benefited) not benefited                         (10,138)      5,742      2,965
Nondeductible research & development                       1,394         -          -
Foreign deemed dividend                                      785       1,274        -
Effect of foreign operations                                 539       5,432        354
Amortization of excess costs over acquired net assets        313         121        218
Write-off of certain intangibles                             -        16,153        -
Other, net                                                   790         211       (250)
                                                        -------------------------------
Total income tax provision (benefit)                    $  2,236       $ -      $  (555)
                                                        ===============================

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

During the year, the Company received approximately $12,000,000, including interest of $990,000, for refunded taxes related to a settlement with the Internal Revenue Service regarding its 1985 through 1988 income tax audits. In addition, the Company received an income tax refund of approximately $4,000,000, of which $2,000,000 was recognized as a nonrecurring tax benefit in the second quarter of 1996, related to the carryback of certain specified liability losses.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of the investment securities are as follows:


                                                   December 31, 1996
                                  ------------------------------------------------
                                                   Gross        Gross
                                  Amortized   Unrealized   Unrealized     Carrying
(dollars in thousands)                 Cost         Gain         Loss        Value
----------------------------------------------------------------------------------
Available-for-sale:
     Corporate income funds          $  909         $113          $ -       $1,022
     Dividend income funds              189            4            -          193
     Preferred stock                    250            -          (18)         232
                                  ------------------------------------------------
Total investment securities          $1,348         $117         $(18)      $1,447
                                  ================================================

                                                     December 31, 1995
                                   ------------------------------------------------
                                                    Gross         Gross
                                   Amortized   Unrealized    Unrealized    Carrying
(dollars in thousands)                  Cost         Gain          Loss       Value
-----------------------------------------------------------------------------------
Held-to-maturity:
     Taxable municipal bonds        $ 1,000         $  -         $ -        $ 1,000
                                   ------------------------------------------------
Total held-to-maturity                1,000            -           -          1,000
                                   ------------------------------------------------
Available-for-sale:
     Corporate income funds           1,042           52           -          1,094
     Preferred stock                    689            -           (35)         654
                                   ------------------------------------------------
Total available-for-sale              1,731           52           (35)       1,748
                                   ------------------------------------------------
                                      2,731           52           (35)       2,748
Less cash equivalents                (1,000)           -           -         (1,000)
                                   ------------------------------------------------
Total investment securities         $ 1,731         $ 52         $ (35)     $ 1,748
                                   ================================================

Investments in debt securities classified as held-to-maturity at December 31, 1995, had various maturity dates which did not exceed one year.

Using the specific identification method, realized gains and losses on the available-for-sale investment securities are as follows:


(dollars in thousands)          1996             1995              1994
------------------------------------------------------------------------
Realized gains                  $ -              $ 18            $ 1,616
Realized losses                   -                 5                387

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LAND, BUILDINGS AND EQUIPMENT

(dollars in thousands)                 Depreciable Lives                1996              1995
-----------------------------------------------------------------------------------------------
Land                                             --                 $   1,289         $   1,289
Buildings and improvements             Not to exceed 40 years          11,574            10,414
Leaseholds and improvements            Life of lease                    3,308             3,327
Machinery and equipment                Not to exceed 10 years          22,883            28,636
Furniture and fixtures                 Not to exceed 10 years          15,355            12,354
                                                                    ---------------------------
                                                                       54,409            56,020
Less accumulated depreciation and amortization                        (23,609)          (31,992)
                                                                    ---------------------------
Total                                                               $  30,800         $  24,028
                                                                    ===========================

Machinery and equipment and furniture and fixtures under capital leases were $6,007,000 and $4,908,000 with related accumulated depreciation and amortization of $882,000 and $201,000 at December 31, 1996 and 1995, respectively.


NOTE 8 - ACQUIRED INTANGIBLE ASSETS

(dollars in thousands)                                        Lives                1996        1995
-----------------------------------------------------------------------------------------------------
Product and text materials, courseware, etc.                5 - 10 years        $   3,553   $  13,758
Excess of cost over net assets of businesses acquired       5 - 40 years           22,115       6,560
Other acquired intangible assets                            3 - 10 years            5,523       6,443
                                                                                ---------------------
                                                                                   31,191      26,761
Less accumulated amortization                                                      (4,565)    (13,333)
                                                                                ---------------------
Total                                                                           $  26,626   $  13,428
                                                                                =====================

See Note 2 for a discussion of acquisitions in 1996. In 1996, ICS and Steck-Vaughn wrote-off the fully amortized balances of certain product and text material intangibles which were deemed to have no future value.


NOTE 9 - DEBT

(dollars in thousands)                                                 1996            1995
-------------------------------------------------------------------------------------------
Short-term bank borrowings                                          $    -            $ 10,000
                                                                    ==========================

Long-term debt:
  Convertible subordinated debentures                               $ 56,994          $ 57,494
  Loans under bank revolving credit agreements                        28,100               -
  Mortgage and installment notes, maturing on various dates
   through 2004, with interest from 6.0% to 8.9%                       7,102             7,144
  Capital lease obligations                                            3,267             4,033
                                                                    --------------------------
                                                                      95,463            68,671
  Less current portion of long-term debt                              (8,260)           (2,338)
                                                                    --------------------------
Total long-term debt                                                $ 87,203          $ 66,333
                                                                    ==========================

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - DEBT (CONTINUED)

On December 20, 1996, the existing revolving bank credit agreement was amended and the credit facility was increased from $20,000,000 to $50,000,000. Under the new agreement, which expires December 20, 1999, the Company can borrow at the bank's base rate plus 1.0%, or at the LIBOR rate plus 2.0%. The base rate is the higher of the bank's prime rate or .5% above the Federal Funds Rate. The Company may qualify for reductions in the interest rate beginning March 31, 1997 if certain financial performance criteria are met. Commitment fees are paid on the unused line of credit. Borrowings under the agreement mature every 30 days but can be renewed. Since the Company has the intent and the ability, pursuant to the revolving credit agreement, to maintain the principal amounts outstanding beyond one year, the outstanding borrowings at December 31, 1996 of $21,100,000 are classified as long-term.

This credit facility is secured by stock of certain principal subsidiaries and substantially all of the assets of the Company and certain principal subsidiaries. This revolving credit is subject to certain restrictions on dividend payments, indebtedness and other covenants including financial performance and condition. The weighted average interest rates for the revolving credit and short-term bank borrowings were 8.6% and 8.7% for 1996 and 1995, respectively, and the average borrowings were $13,269,000 and $9,510,000 during the years ended December 31, 1996 and 1995, respectively.

Steck-Vaughn has a revolving bank credit agreement in the amount of $15,000,000 with a maturity of June 10, 1998. The agreement provides for borrowings at prime or, at Steck-Vaughn's option, LIBOR plus 1.5%. Steck-Vaughn can elect to have the borrowings mature in 30, 60, 90 or 180 days, but the maturing borrowings can be renewed. At June 10, 1997 any outstanding borrowings will convert to a promissory note payable quarterly for three years with the first payment due September 10, 1997. Excluding the payments due in the third and fourth quarter of 1997 totaling $1,167,000, Steck-Vaughn has the intent and the ability to maintain the outstanding borrowings beyond one year and, accordingly, the remaining balance of $5,833,000 of the revolving credit borrowings is classified as long-term at December 31, 1996. The borrowings are secured by Steck-Vaughn accounts receivable of $18,834,000 and inventory of $21,776,000. This revolving credit is subject to certain covenants including financial performance and condition. No amounts were outstanding under the bank credit facility in 1994 or 1995. In April 1996, Steck-Vaughn borrowed under this agreement to acquire Edunetics as more fully discussed in Note 2. The weighted average interest rate for the borrowing was 7.1% in 1996 and the average borrowings were approximately $6,474,000. Annual commitment fees are paid on the unused line of credit.

Effective February 28, 1995, the Company and Steck-Vaughn entered into an intercompany revolving loan agreement under which the Company could borrow up to $10,000,000 through December 31, 1995. At December 31, 1995, $4,000,000 was
outstanding and was eliminated in consolidation in the accompanying balance sheet. In February 1996, the credit facility was reduced to $5,000,000. In July 1996, the then outstanding borrowings of $3,000,000 were paid and the credit agreement was terminated. This agreement provided that any borrowing by the Company would bear interest at LIBOR plus 2%, and would be secured by the Company's holdings of Steck-Vaughn stock. Steck-Vaughn also received an option to repurchase from the Company up to 290,000 shares of Steck-Vaughn stock held by the Company, at $6.50 per share. This option was redeemed by the Company for $1,052,000.

At December 31, 1996, the Company had outstanding $56,994,000 of 6.5% convertible subordinated debentures due May 14, 2011, which are convertible at any time prior to maturity into common stock at $25.00 per share. The debentures are redeemable at the option of the Company, in whole or in part, at 100.65% of the principal amount through May 14, 1996, and thereafter at 100%. The debentures are subject to an annual sinking fund requirement beginning May 15, 1997 sufficient to retire 70% of the aggregate principal amount of the debentures

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - DEBT (CONTINUED)

prior to maturity. In November 1996, the Company purchased and retired $500,000 of par value of the debentures on the open market to partially satisfy the $2,875,000 sinking fund payment required in 1997. A gain of approximately $60,000 on this purchase is reflected in other income. Based on the closing price of the Company's convertible subordinated debentures as traded on the New York Stock Exchange of $910 and $700 per debenture, the fair value of the outstanding convertible subordinated debentures is $51,865,000 and $40,426,000 as of December 31, 1996 and 1995, respectively.

Mortgage notes aggregating $4,518,000 at December 31, 1996 were collateralized by certain real and personal property having a net book value of $9,420,000. At December 31, 1996 and 1995, the fair value of the mortgage notes approximated their carrying value as the interest rates on the mortgage notes are variable.

Aggregate maturities of long-term debt, including the annual sinking fund principal requirement of $2,875,000 for the subordinated debentures, in each of the following years are: 1998 - $7,337,000, 1999 - $27,166,000, 2000 -
$4,321,000 and 2001 - $3,154,000. The 1999 maturities include $21,100,000 of outstanding borrowings under the revolving credit facility which expires in December 1999.

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


NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(K) plan under which domestic full-time employees can contribute up to 16% of base compensation. The Company matches a certain percentage of the employee's first six percent of contribution. Employees vest in the Company's contribution after one year of participation in the plan at a rate of 25% per year over four years. Defined contribution expense under this plan was $1,208,000, $928,000 and $1,232,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Aggregate commitments at December 31, 1996 under noncancelable operating leases for land, buildings and equipment, including $5,282,000 of lease payments accrued in 1995 as restructuring charges (see Note 4), are as follows:

(dollars in thousands)
-------------------------------------------------------------------
FISCAL YEAR:
1997                                                      $   6,476
1998                                                          6,271
1999                                                          5,046
2000                                                          4,225
2001                                                          3,726
2002 and thereafter                                           9,461
                                                          ---------
Total                                                     $  35,205
                                                          =========

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Total rent expense aggregated $7,295,000, $7,820,000 and $10,841,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, there were no material commitments outstanding for capital expenditures.

In the ordinary course of business, the Company is generally subject to claims, complaints and legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial position of the Company. However, in the opinion of management, matters currently threatened or pending against the Company are not expected to have a material adverse effect on the financial position of the Company.


NOTE 12 - UNEARNED NET FUTURE TUITION REVENUE

Unearned net future tuition revenue represents the Company's estimate, based upon previous experience, of the amount of remaining balance of unpaid student contracts that ultimately will be collected in cash and recognized into revenue in the future when services and courseware are provided as described in Note 1. Unearned net future tuition revenue on student contracts for traditional distance education at ICS totaled $63,298,000 and $70,901,000 at December 31, 1996 and 1995, respectively, based upon estimated revenue realization rates of 48% and 45% of the gross contract balances at December 31, 1996 and 1995, respectively.


NOTE 13 - STOCKHOLDERS' EQUITY

At December 31, 1996, the Company and its subsidiaries have seven stock-based compensation plans, three of which are based on the Company's common stock, two of which are based on Steck-Vaughn's common stock, and two of which are based on NETG's common stock; each of the plans is described below. The Company's three plans pursuant to which options to purchase Company common stock are outstanding consist of the following: the Amended and Restated 1990 Stock Option and Incentive Plan (the "1990 Plan"), the 1986 Stock Option and Incentive Plan (the "1986 Plan"), and the Amended and Restated 1991 Directors' Stock Option and Award Plan (the "Directors' Plan"). The 1986 Plan expired February 10, 1996; however options to acquire 398,422 shares of common stock granted prior to that date remain outstanding as of December 31, 1996. The Company continues to award options and other stock-based incentives under the 1990 Plan and the Directors' Plan.

The 1990 Plan provides for the grant of options to acquire Company common stock and the issuance of restricted stock to key employees, officers and other persons. As of December 31, 1996, options to acquire 2,393,010 shares of common stock are outstanding, and options to acquire up to an additional 414,209 shares of common stock may be issued, under the 1990 Plan.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

The Compensation and Option Committee of the Company's Board of Directors authorizes and approves the granting of stock options and awarding of restricted stock grants under the stock option plans of the Company and of NETG, and determines the exercise price, vesting, expiration and other terms of each grant and award. Stock options under the 1990 Plan are granted with an exercise price equal to the fair market value of the Company's common stock as of the date of grant, and in most cases become vested and exercisable upon the passage of time (e.g. pro-rata over four years subject to, in certain cases, accelerated vesting on achievement of performance parameters), and expire ten years from the date of grant.

The Directors' Plan, as approved by the Company's stockholders in 1991, provides for the grant to each non-employee Director of the Company an initial option to acquire 5,000 shares of Company common stock, and, beginning the year following a Directors' first full calendar year as a Director of the Company, an annual option to acquire 2,000 shares of Company common stock. Options to acquire Company stock under the Directors' Plan become vested and exercisable one year following the date of grant, and expire ten years from the date of grant. In addition, the Directors' Plan provides for the issuance of restricted stock to Directors in lieu of annual retainer fees paid to Board members. As of December 31, 1996, options to acquire 124,232 shares of common stock are outstanding, and options to acquire up to an additional 391,949 shares of common stock may be issued, under the Directors' Plan.

The two plans that offer options to acquire awards of Steck-Vaughn common stock consist of the Steck-Vaughn 1993 Stock Option Plan, as Amended (the "SV 1993 Plan"), and the Steck-Vaughn 1995 Directors' Stock Option and Award Plan (the "SV Directors' Plan"). If all outstanding options to purchase 814,000 shares were exercised, and if the Company did not reacquire an equivalent number of shares on the open market, then the Company's ownership interest in Steck-Vaughn would be diluted to 78.5% from the current 83.1%.

The SV 1993 Plan provides for the grant of options to acquire Steck-Vaughn common stock to key employees, officers and other persons associated with Steck-Vaughn. As of December 31, 1996, options to acquire 803,125 shares of Steck-Vaughn common stock are outstanding, and options to acquire up to an additional 34,125 shares of common stock may be issued, under the SV 1993 Plan.

The Option Committee of Steck-Vaughn's Board of Directors authorizes and approves the granting of stock options and awarding of restricted stock grants under the SV 1993 Plan and determines the exercise price, vesting, expiration and other terms of each grant and award. Stock options are granted with an exercise price equal to the fair market value of Steck-Vaughn's common stock as of the date of grant, and in most cases become vested and exercisable upon the passage of time (e.g. pro-rata over three to four years), and expire ten years from the date of grant.

The SV Directors' Plan, as approved by the Steck-Vaughn's stockholders in 1993, provides for the grant to each Director of Steck-Vaughn who is not an employee of Steck-Vaughn or the Company an option to acquire 1,500 shares of Steck-Vaughn common stock, and, each year thereafter, an annual option to acquire 1,500 shares of Steck-Vaughn common stock. Options to acquire Steck-Vaughn stock under the SV Directors' Plan are granted with an exercise price equal to the fair market value of Steck-Vaughn's common stock as of the date of the grant, become vested and exercisable one year following the date of grant, and expire ten years from the date of grant. In addition, the SV Directors' Plan provides for the issuance of restricted stock to Steck-Vaughn Directors in lieu of annual retainer fees paid to Board members. As of December 31, 1996, options to acquire 10,500 shares of common stock are outstanding, and options to acquire up to an additional 60,133 shares of common stock may be issued, under the Directors' Plan.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

In April 1996, the Company adopted two stock option plans for employees of NETG: the NETG 1996 Stock Option and Incentive Plan (the "NETG Staff Plan") and the NETG 1996 Executive Stock Option and Incentive Plan (the "NETG Executive Plan" and, together with the NETG Staff Plan, the "NETG Plans"). The NETG Plans provide for the grant of options to NETG officers, management and employees to acquire up to nine percent of NETG stock; at this time, substantially all options available under the NETG Plans have been granted.

NETG stock options are granted with an exercise price equal to the estimated fair market value of NETG's common stock as of the date of grant, become vested and exercisable upon the passage of time, and expire ten years from the date of grant. In addition, options granted under the NETG Plans will switch to an accelerated vesting schedule in the event that the Company completes an initial public offering of NETG common stock. Any decision to undertake an initial public offering for NETG common stock is contingent upon NETG meeting or exceeding certain financial targets and is subject to the approval of the Company's Board of Directors.

Generally, optionholders under the NETG Executive Plan previously have been granted options to acquire Company common stock under the Company's 1986 Plan or 1990 Plan ("Prior Company Grant"). In addition, concurrently with his or her grant of options to acquire NETG common stock under the NETG Staff Plan, optionholders under the NETG Staff Plan received a grant of options to acquire Company common stock under the Company's 1990 Plan ("Piggyback Grant"). In the event that an optionholder under the NETG Executive Plan exercises any Prior Company Grant vesting on or after January 1, 1999, prior to NETG's initial public offering, or an optionholder under the NETG Staff Plan exercises any Piggyback Grant, the optionholders' options to acquire NETG common stock will be terminated. In addition, Piggyback Grants terminate upon exercise by an optionholder of options granted under the NETG Staff Plan.

In most cases, an optionholder under the NETG Plans will exercise either options to acquire NETG common stock or options to acquire Company common stock (but not both). The pro forma calculations set forth in this footnote do not include the effect on earnings of the compensation costs of options granted under the NETG Plans, but instead reflect the values of the related NEC options because the value of these NEC options was more objectively determinable.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. During 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation costs have been recognized for its fixed stock option plans. Upon exercise, proceeds from the sale of shares under the stock option plans are credited to common stock and additional paid-in capital. Had compensation costs for the stock option plans for the Company and Steck-Vaughn been determined based on the fair value at the grant dates for awards in 1996 and 1995, consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:



(dollars in thousands, except per share amounts)                1996                    1995
----------------------------------------------------------------------------------------------
Net income (loss) - as reported                                $21,360                $(87,223)
Net income (loss) - pro forma                                   19,395                 (89,500)
Earnings (loss) per share - as reported                            .58                   (2.73)
Earnings (loss) per share - pro forma                              .53                   (2.81)

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

The Company uses the straight-line method of amortizing the pro forma compensation expense. Because SFAS 123 does not require retroactive application of the pro forma disclosure requirements, the pro forma results for 1995 include only the amortization related to stock options and restricted stock granted in 1995. The remaining amortization for stock options and restricted stock granted in 1995 will be reflected in subsequent years. Thus, the pro forma results for 1996 include $1,654,000 of compensation expense for options and restricted stock granted in 1995 and $734,000 of compensation expense of options and restricted stock granted in 1996. The table set forth below reflects the pro forma compensation expense, before income tax benefits, recognized in the pro forma net income (loss) for 1995 and 1996, and the pro forma compensation expense to be recognized in periods subsequent to December 31, 1996.

                                                                  Pro Forma Compensation Expense
                                                             --------------------------------------
(dollars in thousands)                                       1995           1996         Thereafter
---------------------------------------------------------------------------------------------------
Related to options and restricted stock granted in:
    1995                                                     $2,316         $1,654         $1,376
    1996                                                        -              734          3,352
                                                             ------------------------------------
                                                             $2,316         $2,388         $4,728
                                                             ====================================

For purposes of determining the compensation costs of options to acquire Company and Steck-Vaughn stock, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For the Company the following weighted-average assumptions were used for grants in 1996 and 1995: expected volatility of 57%, risk-free interest rates of 5.55% (1996) and 6.67%
(1995), and expected lives of five years. For Steck-Vaughn the expected volatility was 60%, the risk-free interest rates were 6.26% and 7.48% for 1996 and 1995, respectively, and the expected option lives were five years. Neither company pays dividends; accordingly, the dividend rates used were zero.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

Information regarding the Company's 1990 Plan, 1986 Plan and Directors' Plan (aggregated) for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                          1996                           1995                      1994
                                          ---------------------------------------------------------------------------------------
                                                                Weighted                      Weighted                  Weighted
                                                                 Average                       Average                   Average
                                                                Exercise                      Exercise                  Exercise
(shares in thousands)                             Shares          Price        Shares           Price       Shares        Price
---------------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year             3,221         $ 4.22         1,312           $5.91        1,254        $5.61
Options granted                                     302           11.99         2,800            3.62          407         6.28
Options exercised                                  (502)           5.11          (538)           3.66         (183)        3.44
Options forfeited                                  (104)           5.43          (353)           6.58         (166)        7.28
                                          ---------------------------------------------------------------------------------------
Options outstanding, end of year                   2,917         $ 4.83         3,221           $4.22        1,312        $5.91
                                          ---------------------------------------------------------------------------------------
Option price range at end of year             $3.00 to $20.15               $3.00 to $12.92              $2.25 to $14.44
Option price range for exercised shares       $3.19 to $12.92               $2.25 to $ 7.81              $3.21 to $ 5.73
Options available for grant at end of year          806                           832                         1,391
Weighted-average fair value of options,
   granted during the year                    $6.61                         $1.99                               -



The following table summarizes information about fixed-price stock options outstanding under the Company's 1990 Plan, 1986 Plan and Directors' Plan at December 31, 1996:

(shares in thousands)                  Options Outstanding                         Options Exercisable
-------------------------------------------------------------------------------------------------------------
                                             Weighted
                                             Average       Weighted-                                Weighted-
                                            Remaining       Average                                  Average
                                Number     Contractual      Exercise                                Exercise
   Range of Exercise Prices  Outstanding       Life          Price         Number Exercisable        Price
-------------------------------------------------------------------------------------------------------------
    $ 3.00                       1,100         8.3          $ 3.00               864                $ 3.00
      3.19 -     $ 3.80            607         6.7            3.36               414                  3.44
      3.85 -       5.73            550         7.3            4.64               323                  4.92
      5.75 -      10.38            550         7.9            8.37               207                  7.62
     10.66 -      18.56            108         5.8           14.24                -                   -
     20.15                           2         9.4           20.15                2                  20.15
                              --------------------------------------------------------------------------------

    $ 3.00 -     $20.15          2,917         7.6          $ 4.83             1,810                 $ 3.99

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

During 1995, the Company made loans to three Executive Officers and two subsidiary Presidents to enable them to purchase 410,000 shares of Company stock under the 1990 Plan. During 1996, two subsidiary Presidents and one Executive Officer paid their loans in full. These loans were issued at market rates of interest and bear interest at rates from 6.8% to 7.1% and are payable in full upon the earlier of 90 days following the date of termination or May 1, 2001. These loans are with recourse and are secured by the shares of stock purchased by the officers. The outstanding loan balance is reflected as a reduction in equity in the accompanying balance sheet. In 1995, the Company granted to the new CEO an option to acquire 500,000 shares of Company common stock at $3.00 per share, the fair value at date of grant. The option vests monthly in pro rata increments over 36 months beginning June 1995, and remains exercisable through March 17, 2005. In addition, the CEO was granted the right to acquire 240,000 shares of restricted common stock of the Company at $3.00 per share (which he exercised in 1995, using the proceeds of the loan discussed above); in connection with that acquisition, the Company granted to him an additional option to acquire 600,000 shares of Company common stock at $3.00 per share, which vests in November 2004, subject to accelerated vesting if the Company's common stock achieved and maintained certain price levels, and expires ten years after the date of grant.

In October 1986, the Company adopted its stockholder rights plan, pursuant to which the Company declared a dividend of one preferred stock purchase right for each share of common stock. The purchase rights vested upon the occurrence of certain events relating to a potential change in control of the Company. Each purchase right, upon vesting, allowed the holder to acquire one-hundredth of a share of a new series of participating junior preferred stock at a purchase price of $75.00, subject to adjustment. The stockholder rights plan, along with the purchase rights, expired in November 1996 in accordance with its terms, without the purchase rights vesting.

NOTE 14 - STATEMENTS OF CASH FLOWS

For purposes of presenting the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt securities to be cash equivalents. Cash equivalents include time deposits of $8,516,000 and $17,546,000 at December 31, 1996 and 1995, respectively, placed with a high credit quality financial institution.

Supplementary information excluding Education Centers:

(dollars in thousands)                                                           1996              1995              1994
--------------------------------------------------------------------------------------------------------------------------
CASH PAID (RECEIVED) DURING THE YEAR FOR:
   Interest expense                                                            $  7,760          $  9,304          $ 6,531
   Income tax (refunds) payments, net                                           (14,013)              (75)           2,634
DETAIL OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Sale of land, building and equipment in exchange for note
    receivable                                                                 $    165       $       -            $   583
   Assets acquired through capital leases                                         1,122             3,254            1,654
   Notes receivable under stock option plans                                        -               1,398              -
   Acquisition of businesses:
     Working capital, other than cash                                          $ (6,346)         $ (1,999)         $(1,291)
     Property, plant and equipment                                                 (959)             (161)            (373)
     Other assets                                                               (17,503)           (4,311)          (5,833)
     Liabilities assumed in acquisition, including $4,340,000 of notes
      payable to sellers in 1996                                                 12,635             3,211            1,067
                                                                               -------------------------------------------
     Net cash used to acquire businesses                                       $(12,173)         $ (3,260)         $(6,430)
   Conversion of senior subordinated debentures and related interest
    into shares of common stock                                                     -            $ 20,142              -

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INDUSTRY SEGMENT DATA

Information about the Company's operations in different industries is as follows:


(dollars in thousands)                                                                1996          1995            1994
-----------------------------------------------------------------------------------------------------------------------------
NET REVENUES:
   ICS Learning Systems                                                           $ 143,130      $ 143,021          $ 122,815
   Steck-Vaughn Publishing Corporation                                               85,505         58,226             53,608
   National Education Training Group                                                 57,936         54,350             61,937
   Other                                                                              2,230          3,001              3,254
                                                                                  -------------------------------------------
Total Net Revenues                                                                $ 288,801      $ 258,598          $ 241,614
                                                                                  ===========================================
OPERATING INCOME (LOSS):
   ICS Learning Systems operating income (loss) before amortization
    of prior period deferred marketing and unusual items                          $  20,260      $  13,628          $  15,909
     Amortization of prior period deferred marketing                                    -           (1,470)           (19,836)
     Unusual item                                                                       -           (4,549)               -
                                                                                  -------------------------------------------
   ICS Learning Systems                                                              20,260          7,609             (3,927)
                                                                                  -------------------------------------------
   Steck-Vaughn Publishing Corporation operating income before unusual items         11,716         10,469             10,459
     Unusual items                                                                   (4,100)          (970)               -
                                                                                  -------------------------------------------
   Steck-Vaughn Publishing Corporation                                                7,616          9,499             10,459
                                                                                  -------------------------------------------
   National Education Training Group operating income (loss) before unusual items     6,290        (15,375)           (13,993)
     Unusual items                                                                      -          (74,567)               -
                                                                                  -------------------------------------------
   National Education Training Group                                                  6,290        (89,942)           (13,993)
                                                                                  -------------------------------------------
   Other                                                                                535            764                (50)
                                                                                  -------------------------------------------
   Total segment operating income (loss)                                             34,701        (72,070)            (7,511)
   General corporate expenses                                                        (5,237)        (6,632)            (6,582)
   Interest (expense) and investment income, net                                     (5,751)        (6,029)            (3,102)
   Other income                                                                         421            307                492
   Unusual items                                                                        -           (1,644)               -
   Gain on sale of stock                                                                -              -                3,247
                                                                                  -------------------------------------------
Income (Loss) Before Income Taxes (Benefit) and Minority Interest                 $  24,134      $ (86,068)         $ (13,456)
                                                                                  ===========================================
IDENTIFIABLE ASSETS:
   ICS Learning Systems                                                           $  57,891      $  44,180          $  48,194
   Steck-Vaughn Publishing Corporation                                               84,868         65,529             58,922
   National Education Training Group                                                 44,567         27,748             84,918
   Other                                                                                773          1,298              1,756
                                                                                  -------------------------------------------
   Segments subtotal                                                                188,099        138,755            193,790
   Corporate assets                                                                  33,990         46,507             50,588
   Education Centers assets held for disposition                                        -              -               25,867
                                                                                  -------------------------------------------
Total Assets                                                                      $ 222,089      $ 185,262          $ 270,245
                                                                                  ===========================================
TOTAL DEPRECIATION AND AMORTIZATION (INCLUDING AMORTIZATION OF PRIOR PERIOD
  DEFERRED MARKETING):
   ICS Learning Systems                                                           $   2,817      $   3,196          $  21,055
   Steck-Vaughn Publishing Corporation                                                3,449          2,001              1,564
   National Education Training Group                                                  1,601          2,857              3,999
   Other                                                                                  7             11                 63
                                                                                  -------------------------------------------
Total Segments                                                                    $   7,874      $   8,065          $  26,681
                                                                                  ===========================================
CAPITAL EXPENDITURES, INCLUDING CAPITAL LEASES:
   ICS Learning Systems                                                           $   5,525      $   5,510          $   4,887
   Steck-Vaughn Publishing Corporation                                                3,865            939                890
   National Education Training Group                                                  1,919          1,118              1,929
   Other                                                                                 12             13                249
                                                                                  -------------------------------------------
Total Segments                                                                    $  11,321      $   7,580          $   7,955
                                                                                  ===========================================

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INDUSTRY SEGMENT DATA (CONTINUED)

The following table sets out the amount of consolidated net revenues, operating income (loss) and identifiable assets by geographic area:

(dollars in thousands)                                                      1996              1995               1994
-----------------------------------------------------------------------------------------------------------------------
NET REVENUES:
   United States                                                        $ 212,198          $ 188,013          $ 180,620
   Europe                                                                  34,553             34,324             26,815
   Canada                                                                  20,841             18,115             16,579
   Other foreign                                                           21,209             18,146             17,600
                                                                        -----------------------------------------------
Total Net Revenues                                                      $ 288,801          $ 258,598          $ 241,614
                                                                        ===============================================
OPERATING INCOME(LOSS):
   United States operating income (loss) before amortization of
    prior period deferred marketing and unusual items                   $  34,924          $   9,686          $  12,284
     Amortization of prior period deferred marketing                          -               (1,164)           (14,949)
     Unusual items                                                         (4,100)           (72,723)               -
                                                                        -----------------------------------------------
   United States                                                           30,824            (64,201)            (2,665)
                                                                        -----------------------------------------------
   European operating income (loss) before amortization of
    prior period deferred marketing and unusual items                       2,022             (3,617)            (4,029)
     Amortization of prior period deferred marketing                          -                  -                 (822)
     Unusual items                                                            -               (8,692)               -
                                                                        -----------------------------------------------
   Europe                                                                   2,022            (12,309)            (4,851)
                                                                        -----------------------------------------------
   Canada operating income (loss) before amortization of prior
    period deferred marketing                                                (862)                99                258
     Amortization of prior period deferred marketing                          -                 (306)            (3,456)
                                                                        -----------------------------------------------
   Canada                                                                    (862)              (207)            (3,198)
                                                                        -----------------------------------------------
   Other foreign operating income before amortization of prior
    period deferred marketing and unusual items                             2,717              4,962              3,812
     Amortization of prior period deferred marketing                          -                  -                 (609)
     Unusual items                                                            -                 (315)               -
                                                                        -----------------------------------------------
   Other foreign                                                            2,717              4,647              3,203
                                                                        -----------------------------------------------
Total Segment Operating Income (Loss)                                   $  34,701          $ (72,070)         $  (7,511)
                                                                        ===============================================
IDENTIFIABLE ASSETS:
   United States                                                        $ 148,553          $ 109,769          $ 163,428
   Europe                                                                  22,760             17,546             18,968
   Canada                                                                   6,258              6,452              7,422
   Other foreign                                                           10,528              4,988              3,972
                                                                        -----------------------------------------------
Total Segment Assets                                                    $ 188,099          $ 138,755          $ 193,790
                                                                        ===============================================


The Company's operations are conducted in the United States, Canada, United Kingdom, Germany, Australia, New Zealand, Singapore, Israel and the Netherlands.

Operating income (loss) by segment and geographic area includes net revenues less operating expenses. The operating income (loss) by segment and geographic area excludes general corporate expenses (except for general corporate expenses allocated to Steck-Vaughn of $630,000, $700,000 and $720,000 for the years ended December 31, 1996, 1995 and 1994, respectively), net interest expense and income taxes. Unusual items are more fully described in the Notes to the Consolidated Financial Statements. Intersegment sales were immaterial for all years presented. Identifiable assets are those assets used in the Company's operations in each segment and geographic area and exclude corporate assets and Education Centers assets held for disposition.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 are as follows:

                                                                    First         Second         Third        Fourth
(dollars in thousands, except per share amounts)                  Quarter        Quarter       Quarter       Quarter
--------------------------------------------------------------------------------------------------------------------
1996
NET REVENUES                                                      $59,369       $ 66,584       $82,298       $80,550
  Income before amortization of acquired intangible
    assets, unusual item, nonoperating items, income
    taxes (benefit) and minority interest                           3,071          6,715        13,369        13,256
    Amortization of acquired intangible assets                        460            736           828           823
    Unusual item, net                                                 -            4,100           -             -
    Other nonoperating expenses                                     1,670          1,543           726         1,391
    Income taxes (benefit)                                            141         (1,334)        1,772         1,657
    Minority interest                                                 135           (504)          736           171
                                                                  --------------------------------------------------
NET INCOME                                                        $   665       $  2,174       $ 9,307       $ 9,214
                                                                  ==================================================
   Earnings per share                                             $   .02       $    .06       $   .25       $   .25
                                                                  ==================================================

                                                                    First         Second         Third       Fourth
(dollars in thousands, except per share amounts)                  Quarter        Quarter       Quarter       Quarter
--------------------------------------------------------------------------------------------------------------------
1995
NET REVENUES                                                     $ 55,959       $ 62,264       $72,029      $ 68,346
  Income (loss) before amortization of acquired intangible
   assets, amortization of prior period deferred marketing,
   unusual items, nonoperating items, income taxes
   (benefit) and minority interest                                 (2,769)        (3,494)        8,243         2,835
    Amortization of acquired intangible assets                        655            650           295           361
    Amortization of prior period deferred marketing                 1,311            159           -             -
    Unusual items, net                                                -           77,805           -           3,925
    Other nonoperating expenses                                     1,332          1,567         1,496         1,327
    Income taxes (benefit)                                            -              -             -             -
    Minority interest                                                  90            350           625            90
                                                                 ---------------------------------------------------
NET INCOME (LOSS)                                                $ (6,157)      $(84,025)      $ 5,827      $ (2,868)
                                                                 ===================================================

   Primary earnings (loss) per share                             $   (.21)      $  (2.79)      $   .18      $   (.08)
                                                                 ===================================================
   Fully diluted earnings (loss) per share                       $   (.21)      $  (2.79)      $   .17      $   (.08)
                                                                 ===================================================

             See Note 2 and Note 4 for discussions of acquisitions,
                      and unusual and nonrecurring items.

                 National Education Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SUBSEQUENT EVENTS

During January 1997, ICS acquired, for $8,800,000 in cash, certain assets and the common stock of three wholly-owned subsidiaries of Educatief Holding B.V., a Netherlands company engaged in providing distance education in the Netherlands. The acquired companies were Eurodidakt B.V., N.T.I. Nederlands Talen Instituut B.V. and Educatief B.V. This purchase price was financed from borrowings under the Company's revolving credit agreement. The transaction will be accounted for as a purchase. Based on an estimated preliminary purchase price allocation, this transaction will increase intangible assets by $7,600,000.

On March 12, 1997, the Company announced that it had signed a definitive agreement under which Sylvan Learning Systems, Inc. (Sylvan) would acquire the Company in a stock-for-stock transaction. Under the terms of the agreement, Sylvan would issue .58 shares of common stock for each share of the Company's common stock. Following the transaction, which is expected to be accounted for as a pooling-of-interests, shareholders of the Company would hold approximately 47% of the fully diluted common stock of the combined company. The transaction, which is expected to be completed by the end of the second quarter 1997, has been approved by the Board of Directors of both Sylvan and the Company, but remains subject to approval by the stockholders of each of Sylvan and the Company, review by federal antitrust regulators and the fulfillment of customary terms and conditions. The transaction may be terminated under certain circumstances, including on mutual consent of the Company and Sylvan, or by either the Company or Sylvan if the average share price for Sylvan common stock as reported by Nasdaq for the ten trading days prior to consummation of the merger is less than $29.86 (unless Sylvan agrees to increase the exchange ratio to account for the amount by which Sylvan's average share price is below $29.86). In addition, if the transaction is not consummated because of breach of the agreement by one party or failure of the stockholders of one party to approve the transaction, that party may be liable to the other party for a termination fee which could range from $10 million to $30 million.

                 National Education Corporation and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


(dollars in thousands)
---------------------------------------------

                                                Balance at       Charge/(Credit)                              Balance at
                                              Beginning of          to Costs and             Deductions/          End of
Classification                                      Period              Expenses                   Other          Period
------------------------------------------------------------------------------------------------------------------------
YEAR END 1996:
Allowance for doubtful receivables             $     2,742         $        340           $         (129)      $   2,953
Reserve for inventories                              3,856                  914                   (2,116)          2,654
Deferred tax asset valuation allowance              50,952              (15,913)                   4,570          39,609

YEAR END 1995:
Allowance for doubtful receivables             $     2,787         $      1,642           $       (1,687)      $   2,742
Reserve for inventories                              2,145                1,626                       85           3,856
Deferred tax asset valuation allowance              30,613               20,339                        -          50,952

YEAR END 1994:
Allowance for doubtful receivables             $    10,437         $     (1,304)          $       (6,346)      $   2,787
Reserve for inventories                              2,437                  (98)                    (194)          2,145
Deferred tax asset valuation allowance               9,941               20,525                      147          30,613

                              EXHIBITS FILED HEREIN

                                                                                                      Sequentially
Exhibit                                                                                                 Numbered
Number         Description                                                                                Page
------         -----------                                                                                ----
10.24          Amended and Restated Credit Agreement among National Education Corporation, the Several Lenders from time to time parties thereto, and BZW Division of
               Barclays Bank PLC, as Agent, dated December 20, 1996 ..................................

11.1           Calculation of Primary Earnings Per Share .............................................

11.2           Calculation of Fully Diluted Earnings Per Share .......................................

21             Subsidiaries of National Education Corporation ........................................

23             Consent of Price Waterhouse LLP .......................................................

27.1           Financial Data Schedule ...............................................................       *

*  Filed with EDGAR version only.