Form 10-K405/A
period 1996-12-31
NATIONAL EDUCATION CORP
filed 1997-04-15
CIK 277821

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                              -------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              -------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission file number 1-6981

                         NATIONAL EDUCATION CORPORATION
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             95-2774428
           --------                                             ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

          2601 MAIN STREET
         IRVINE, CALIFORNIA                                      92614
         ------------------                                      -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 474-9400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------

Common Stock,                         New York Stock Exchange
$.01 par value                        Pacific Stock Exchange

6 1/2% Convertible Subordinated       New York Stock Exchange
Debentures Due 2011                   Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

================================================================================

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

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


                      DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference to this Form 10-K/A Amendment No. 1.





                                  Cover Page 2

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a)     Executive Officers of the Company.

         The following table provides information regarding executive officers of the Company, including their ages as of February 28, 1997:


Name, Age and Title                                      Five-Year Business Experience
-------------------                                      -----------------------------
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

Sam Yau (48)                         President, Chief Executive Officer and a Director of the Company
President and Chief                  since May 1995.  Chief Operating Officer of Advacare, Inc., a
Executive Officer                    medical management company, from May 1993 to November 1994.  Senior
                                     Vice President of Finance and Administration for Archive
                                     Corporation (now part of Seagate Technologies, Inc.), a computer storage (tape) company, from May 1987 to May 1993.  Director of
                                     Steck-Vaughn Publishing Corporation and Powerwave, Inc.

Philip C. Maynard (42)               Vice President, Secretary and General Counsel since February 1994.
Vice President, Secretary and        General Counsel of Orchids Paper Products Company from February
General Counsel                      1993 through January 1994.  Chief Executive Officer and Director of
                                     McClellan Development from April 1989 to May 1992; Principal and
                                     Director until February 1993.  General Partner of Urland, Morello,
                                     Dunn & Maynard law practice from February 1985 to April 1989.

Keith K. Ogata (42)                  Vice President, Chief Financial Officer and Treasurer since April
Vice President, Chief                1991.  Vice President and Treasurer from April 1989 to April 1991.
Financial Officer and                Treasurer since January 1987.
Treasurer

         (b)     Directors of the Company.

         In addition to Messrs. Yau and Jones discussed under Executive Officers above, the following table provides information regarding all other members of the Board of Directors, including each person's age as of February 28, 1997. Titles are as officers of the Company unless otherwise indicated.

                                            Business Experience During Last                   Director
Name and Age                               Five Years and Other Directorships                   Since
------------                               ----------------------------------                 --------
Richard C. Blum (61)              Chairman of Richard C. Blum & Associates, L.P., a             1987
(term expires 1998)               merchant banking firm.  Vice Chairman of URS
                                  Corporation and Director of Sumitomo Bank of
                                  California, Shaklee Corporation, Northwest Airlines
                                  Corporation and C.B. Commercial Holdings, Inc.
                                  Special foreign advisor to Shanghai International
                                  Trust and Investment Company (China).

David Bonderman (54)              Managing General Partner of TPG Partners, L.P., an            1993
(term expires 1999)               investment partnership, from December 1993 to the
                                  present.  Indirect managing general partner of
                                  various investment partnerships from August 1992 to
                                  December 1993.  Vice President and Chief Operating
                                  Officer of Keystone, Inc. (formerly Robert M. Bass
                                  Group, Inc.) from July 1983 to August 1992.
                                  Director of Bell & Howell Holdings Company,  Carr
                                  Realty Corporation, Continental Airlines, Inc.,
                                  Washington Mutual, Inc. and Denbury Resources, Inc.

David R. Dukes (53)               Co-Chairman of Ingram Micro Inc., a personal                  1995
(term expires 1997)               computer products wholesaler, since January 1993,
                                  and President of Ingram Micro Inc. from September
                                  1989 to January 1993.  Chief Executive Officer of
                                  Ingram Alliance-Reseller Company since its
                                  formation in July 1994.

Leonard W. Jaffe (78)             Vice Chairman of the Board since July 1989.                   1976
(term expires 1997)               Private investor and consultant.  Director of
                                  Steck-Vaughn Publishing Corporation since May 1993.

Michael R. Klein (54)             Partner, Wilmer, Cutler & Pickering law firm since            1991
(term expires 1999)               1974.  Chairman of Realty Information Group, Inc.
                                  since 1987.  Director of Steck-Vaughn Publishing
                                  Corporation since May 1993.  Director of Perini
                                  Corporation since January 1997.

Paul B. MacCready (71)            Chairman of the Board, AeroVironment, Inc.                    1992
(term expires 1998)               Director of MacNeal-Schwendler Corporation.

Frederic V. Malek (60)            Chairman of Thayer Capital Partners since April               1984
(term expires 1997)               1993.  Director of CB Commercial Real Estate Group,
                                  Inc., and Co-Chairman from April 1989 through
                                  October 1996.  Vice Chairman of Northwest Airlines
                                  from June 1990 through December 1991.  President of
                                  Northwest Airlines from September 1989 through June
                                  1990.  Prior to 1989, President of Marriott Hotels
                                  and Resorts.  Director of Automatic Data
                                  Processing, Inc., FPL Group, Inc., various
                                  PaineWebber Mutual Funds, American Management
                                  Systems, Inc., Manor Care, Inc., Intrav, Inc.,
                                  Northwest Airlines, Inc., and Choice Hotels, Inc.

John J. McNaughton (74)           Founder of the Company.  President and Chairman of            1954
(term expires 1999)               the Board from 1954 to 1980 and Chairman of the
                                  Board from 1954 until retirement in 1988.  Director
                                  of Intervisual Books International.  Owner of
                                  McNaughton Farms.


William D. Walsh (66)             General Partner of Sequoia Associates, an                     1987
(term expires 1997)               investment partnership.  Chairman of the Boards of
                                  Champion Road Machinery Ltd., Newell Industrial
                                  Corporation, Newell Manufacturing Corporation,
                                  Clayton Group Inc. and Golden Valley Produce, LLC.
                                  Director of URS Corporation, Newcourt Credit Group,
                                  Inc., Consolidated Freightways Corporation and
                                  Crown Vantage, Inc.  Director of Basic Vegetable
                                  Products Corporation.  Member of the Visiting
                                  Committee for Harvard Law School and the Committee
                                  on University Resources for Harvard University.
                                  Member of the Board of Trustees, Fordham
                                  University.  Trustee for the Neurosciences Research
                                  Foundation at Scripps University.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements were complied with applicable to its officers, directors, and greater than 10% beneficial owners.

ITEM 11.         EXECUTIVE COMPENSATION.

         (a)     Executive Compensation and Other Information.

         The following tables disclose the cash compensation paid and stock options granted to the Company's four executive officers.

                                    TABLE I
                              SUMMARY COMPENSATION

                                                                               LONG-TERM
                                             ANNUAL COMPENSATION          COMPENSATION AWARDS
                                             -------------------          -------------------
                                                                                     NUMBER OF      ALL OTHER
                                                                      RESTRICTED     SECURITIES      COMPEN-
                                                                         STOCK       UNDERLYING      SATION
NAME AND PRINCIPAL POSITION      YEAR    SALARY (1)          BONUS      AWARDS        OPTIONS          (2)
---------------------------      ----    ----------          -----      ------        -------          ---
Sam Yau                           1996   $ 350,000        $ 262,500    $        0             0     $   6,200
President and Chief Executive     1995   $ 285,386        $ 218,750    $  120,000     1,100,000     $       0
Officer (from May 8, 1995)

Keith K. Ogata                    1996   $ 195,049        $ 116,400    $        0             0     $   6,200
Vice President,                   1995   $ 184,842        $ 148,812    $        0        96,000     $   6,000
Chief Financial Officer           1994   $ 171,789        $       0    $        0        23,000     $   6,000
and Treasurer

Philip C. Maynard                 1996   $ 143,667        $  85,800    $        0             0     $   5,429
Vice President, Secretary and     1995   $ 133,547        $ 127,750    $        0        60,000     $   4,765
General Counsel (from             1994   $ 112,019        $       0    $        0        10,000     $       0
February 1, 1994)

David C. Jones                    1996   $  89,000        $       0    $   15,000         2,000     $       0
Chairman of the Board             1995   $  96,861        $       0    $   26,865        12,000     $       0
                                  1994   $ 104,000        $       0    $        0         7,000     $       0
---------------

(1) Amounts shown include cash and noncash compensation earned and received by executive officers as well as amounts earned but deferred at the election of these officers under the Company's 401(k) Retirement Plan.
(2) Consists of matching contributions made by the Company on behalf of such officers to the Company's 401(k) Retirement Plan.

                                    TABLE II
                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL REALIZABLE
                                                                             VALUE AT ASSUMED ANNUAL
                                                                              RATES OF STOCK PRICE
                                                                                APPRECIATION FOR
                                    INDIVIDUAL GRANTS                       OPTION TERM (10 YEARS) (3)
------------------------------------------------------------------------    --------------------------
                       NUMBER OF      PERCENT OF
                      SECURITIES    TOTAL OPTIONS    EXERCISE     EXPIR-
                      UNDERLYING      GRANTED TO       PRICE      ATION
                        OPTIONS      EMPLOYEES IN      (PER       DATE
NAME (1)                GRANTED      FISCAL YEAR      SHARE)     (M/D/Y)           5%         10%
--------                -------      -----------      ------     -------           --         ---
David C. Jones          2,000 (2)       .72%         $10.375     2/13/06         $13,050    $33,070
----------------

(1)   Messrs. Yau, Ogata and Maynard were not granted any options in 1996.

(2) These options are exercisable in full one year from the date of grant and become exercisable in full after a change of control of the Company.

(3) In accordance with Instruction 6 to Item 402(c) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, stock price appreciation has been calculated using a base price of the per share exercise price for each option, which exercise price equals the average closing price for the Company's Common Stock for the ten trading days prior to the date of grant. Annual 5% and 10% appreciation represents the following per share increases: from $10.375 per share to $16.90 (5%) and $26.91 (10%).

                                   TABLE III
                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF                       VALUE OF
                                                   SECURITIES UNDERLYING        UNEXERCISED IN-THE-MONEY
                        NUMBER OF                   UNEXERCISED OPTIONS                 OPTIONS AT
                         SHARES                     AT DECEMBER 31, 1996           DECEMBER 31, 1996 (1)
                       ACQUIRED ON     VALUE     ----------------------------   ---------------------------
NAME                    EXERCISE      REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   -----------    --------   -----------    -------------   -----------   -------------
Sam Yau                       0       $      0     863,891         236,109      $10,582,665    $ 2,892,335

Keith K. Ogata           42,250       $424,256     104,656          42,250      $ 1,107,632    $   466,650

Philip C. Maynard         8,750       $143,578      41,250          20,000      $   412,422    $   230,625

David C. Jones                0       $      0      56,750          13,250      $   632,138    $   133,625
----------------

(1) Based upon the difference between the closing price on the New York Stock Exchange on December 31, 1996 of $15.25 and the option exercise price.

         (b)     Severance Benefits and Employment Arrangements.

         Pursuant to Company policy, in the event any executive officer's (but not including Mr. Jones') employment is terminated without cause or after a change of control, that executive officer would be entitled to continuation of his salary and fringe benefits for one year or, at that executive's option, a lump sum payment equal to one year's salary. As of February 28, 1997, the lump sum payments would be $203,700 to Mr. Ogata and $150,150 to Mr. Maynard. Termination benefits available to Mr. Yau, the Company's President and Chief Executive Officer, are discussed below.

         On March 1, 1995, the Board of Directors engaged Mr. Yau as a consultant to conduct an assessment of the strategic position of the Company and its principal operating units. On May 8, 1995, following completion of Mr. Yau's study and his report to the Board, the Company entered into an Executive Employment Agreement with Mr. Yau, naming him President, Chief Executive Officer and a Director of the Company. The Agreement provides for a term of three years at a base salary not less than $350,000 per year (Mr. Yau's 1997 salary is $367,500). Mr. Yau will be entitled to earn an annual bonus based upon achievement of financial and other goals established annually by the Compensation Committee of the Board of Directors. Mr. Yau's targeted bonus is 75% of his annual salary; however, Mr. Yau's bonus may be less or more than the targeted amount based on achievement of the established goals. Mr. Yau will also receive all Company benefits that historically have been made available to the Company's Chief Executive Officer. The Agreement may be terminated at any time by the Company with or without cause; however, if the Company terminates the Agreement without cause, or Mr. Yau is terminated following a change in control of the Company, Mr. Yau will be entitled to two years' continuation of base salary, bonus and benefits.

         As incentive compensation to Mr. Yau, and in order to align Mr. Yau's compensation interests directly and significantly with the interests of the stockholders, the Compensation and Option Committee of the Board (the "Compensation Committee"), at a meeting held March 17, 1995, granted to Mr. Yau an option to purchase 500,000 shares of Common Stock at $3.00 per share, the closing price for the Company's Common Stock as reported by the New York Stock Exchange ("NYSE") on that date. The option vests monthly in pro-rata increments over 36 months, beginning June 1, 1995, and remains exercisable for ten years following March 17, 1995. The Compensation Committee also granted Mr. Yau the right to purchase, and Mr. Yau purchased on May 24, 1995, 240,000 shares of Common Stock from the Company at $3.00 per share, the closing price for the Company's Common Stock on the Compensation Committee meeting date. The purchase price was paid by Mr. Yau with the proceeds of an interest-bearing loan from the Company, secured by the Common Stock purchased by Mr. Yau, but with full recourse to Mr. Yau. The loan bears interest at 7.12% annually. Interest on the loan is payable annually, and twenty-five percent of Mr. Yau's annual bonus must be applied to payment of principal. Otherwise, principal will be due on the earlier of Mr. Yau's disposition of the Common Stock, ninety days following Mr. Yau's termination of employment from the Company, or May 1, 2001. The principal balance on the loan as of February 28, 1997, is $500,003. In general, Mr. Yau was restricted from selling or otherwise disposing of the shares prior to January 1, 1997. In addition, for each of the 240,000 shares of Common Stock purchased by Mr. Yau pursuant to the foregoing right, Mr. Yau received an option to purchase 2 1/2 shares of Common Stock at the same price of $3.00 per share. One-third of the options vested when the average closing price for the Company's Common Stock over a four week period ("Average Stock Price") equaled or exceeded $6.00 per share (September 7, 1995), one-third vested when the Average Stock Price equaled or exceeded $9.00 per share (February 21, 1996), and the final one-third vested when the Average Stock Price equaled or exceeded $12.00 per share (April 30, 1996). The options remain exercisable through May 1, 2005.

         On July 27, 1995, on approval from the Compensation Committee and in order to align the compensation interests of Messrs. Ogata and Maynard directly and significantly with the interests of the stockholders, Mr. Ogata purchased 30,000 shares and Mr. Maynard purchased 20,000 shares of the Company's Common Stock at $5.25 per share, the closing price for the Company's Common Stock on that day. Each executive paid the purchase price for his stock with the proceeds of an interest-bearing loan from the Company, secured by the Common Stock purchased by such executive, but with full recourse to the executive. Each executive's loan bears interest at 6.76% annually. Interest on each loan is payable annually, and twenty-five percent of each executive's annual bonus must be applied to payment of principal. Otherwise, principal will be due on the earlier of the executive's disposition of the Common Stock, ninety days following the executive's termination of employment from the Company, or May 1, 2001. Mr. Ogata's loan was paid in full in 1996; the principal balance on Mr. Maynard's loan as of February 28, 1997, is $51,412. In addition, for each share of Common Stock purchased by each executive, that executive received an option to purchase two shares of Common Stock at the price of $5.2875 per share (the average closing price of the Company's Common Stock for the ten trading days immediately preceding and including July 27, 1995).

One-third of the options vested when the Average Stock Price equaled or exceeded $6.00 per share (September 7, 1995), one-third vested when the Average Stock Price equaled or exceeded $9.00 per share (February 21, 1996), and the final one-third vested when the Average Stock Price equaled or exceeded $12.00 per share (April 30, 1996). The options remain exercisable until July 26, 2005.

         (c)     Supplemental Executive Retirement Plan.

         The Company has a Supplemental Executive Retirement Plan (the "SERP") for its executive officers and subsidiary presidents designated by the Compensation and Option Committee. The SERP currently has thirteen participants including Messrs. Yau, Ogata and Maynard. A participant in the SERP will receive lifetime retirement income in the amount of 60% of the average earnings (as defined in the SERP) of the participant (reduced by the amount of a participant's primary social security benefits) multiplied by a percentage based on the participant's number of years of credited service under the SERP. The credited service percentage for executive officers is 10% after the sixth year and increases 10% per year thereafter until it reaches 100% at 15 years of credited service.

         The estimated credited years of service and credited service percentage for the current participating executive officers as of February 28, 1997, are as follows: Mr. Yau - 1 year (0%), Mr. Ogata - 11 years (60%) and Mr. Maynard - 3 years (0%). Based on historical compensation levels and continued employment to age 65, approximate annual retirement benefits would be: Mr. Yau - $350,300, Mr. Ogata - $147,700 and Mr. Maynard - $129,200. A
reduced retirement benefit is provided to a participant who elects to receive benefits after age 60 and prior to age 65.

         The SERP provides for a death benefit of between two and three times the average earnings of a participant, and a surviving spouse and minor children also receive certain benefits under the SERP. The SERP provides for disability benefits of up to 60% of a participant's average earnings. In addition to the severance benefits noted in the preceding section, if a participant's employment with the Company terminates within two years of a change of control of the Company, a participant is entitled to a cash sum equal to the present value of full retirement benefits without regard to years of service completed. As of February 28, 1997, the approximate amounts would be:
Mr. Yau - $2,129,000, Mr.  Ogata - $854,500 and Mr. Maynard - $668,700.

         The following Table IV presents information regarding estimated annual benefits payable under the SERP upon retirement at age 65 (normal retirement age under the SERP) in specified compensation and years of service classifications:

                                    TABLE IV
                             PENSION PLAN TABLE (1)

                                                     YEARS OF SERVICE
                                           -----------------------------------
REMUNERATION                  3             6               9              12            15
------------                 ---           ---             ---            ----          ----
$  125,000                $      0      $  7,500       $  30,000       $  52,500      $  75,000
$  150,000                $      0      $  9,000       $  36,000       $  63,000      $  90,000
$  175,000                $      0      $ 10,500       $  42,000       $  73,500      $ 105,000
$  200,000                $      0      $ 12,000       $  48,000       $  84,000      $ 120,000
$  225,000                $      0      $ 13,500       $  54,000       $  94,500      $ 135,000
$  250,000                $      0      $ 15,000       $  60,000       $ 105,000      $ 150,000
$  300,000                $      0      $ 18,000       $  72,000       $ 126,000      $ 180,000
$  400,000                $      0      $ 24,000       $  96,000       $ 168,000      $ 240,000
$  450,000                $      0      $ 27,000       $ 108,000       $ 189,000      $ 270,000
$  500,000                $      0      $ 30,000       $ 120,000       $ 210,000      $ 300,000
----------------

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

         Mr. Blum is the Chairman of Richard C. Blum & Associates, L.P. ("RCBA L.P.") and is a substantial shareholder of Richard C. Blum & Associates, Inc. ("RCBA Inc."). Mr. Blum, RCBA L.P. and RCBA Inc. are deemed beneficial owners of more than 5% of the Company's outstanding Common Stock (see "Common Stock Ownership" above). In the past, RCBA L.P. has provided consulting and investment banking services on behalf of the Company, including its subsidiaries, on a variety of strategic issues relating to enhancement of stockholder values. For example, RCBA L.P. was actively involved in the public offering of one of the Company's subsidiaries, Steck-Vaughn Publishing Corporation, in 1993, for which it was paid a fee of $393,000. RCBA L.P. did not provide compensable services for the Company in 1996.

         (e)     Directors' Fees and Benefits.

         The Company pays each of its Directors who is not an employee of the Company an annual fee of $15,000. Pursuant to the Company's Amended and Restated 1991 Directors' Stock Option and Award Plan, such annual fee is paid in the form of Common Stock of the Company, valued at the fair market value of such Common Stock (in addition, $15,000 of the Chairman of the Board's annual salary is paid in Common Stock of the Company rather than in cash). In addition, each Director who is not an employee of the Company receives $1,500 for each Board meeting attended. Nonemployee Directors serving on the Executive Committee receive an additional $6,000 each year, but do not receive compensation for attending Executive Committee meetings. Nonemployee Directors serving on Board committees other than the Executive Committee receive $1,000 for each committee meeting attended (unless the committee meeting is in conjunction with a Board meeting, in which case the Director receives $500 per committee meeting attended). Mr. Jaffe receives an additional $6,000 for serving as Vice Chairman of the Board and $6,000 for serving as Chairman of the Executive Committee; in addition, Mr. Jaffe receives a monthly automobile allowance of $500 (for an aggregate of $6,000 during 1996). Other committee chairmen receive an additional $3,000 each year. All Directors are entitled to a $2,500 annual financial planning allowance.

         Under a supplemental benefit plan, the Company accrues a retirement benefit for each eligible Director equal to the Director's fees received for that year, subject to a maximum annual accrual of $25,000 for 1991 and future years, and a maximum annual accrual of $15,000 for 1990 and prior years (the "Retirement Accrual"); however, any Director failing to attend in a calendar year at least 50% of the aggregate number of meetings of the Board and of committees on which he serves does not receive any Retirement Accrual for such year. Each Director's Retirement Accrual vests at 20% per year starting from when a Director first joins the Company's Board, and fully vests after five years of service on the Board. Upon retirement from the Board, each Director will be paid monthly installments totalling $25,000 annually until his vested Retirement Accrual is exhausted; however, if his vested Retirement Accrual is less than $125,000, it will be paid over five years. If a Director dies prior to retirement, his beneficiary will receive the greater of $15,000 per year for ten years or the Director's retirement benefit. If a Director becomes disabled prior to retirement, the Company will pay him the retainer through the end of the elected term and thereafter will pay retirement benefits.

         All of the Directors of the Company are eligible to participate in the supplemental benefit plan, except Messrs. Yau and McNaughton. Mr. McNaughton receives annual retirement payments from the Company based on his prior service as an executive officer of the Company. See "Executive Compensation and Other Information-Transactions with Directors" below.

         Under the Amended and Restated 1991 Directors' Stock Option and Award Plan, each eligible Director receives an initial stock option at fair market value to purchase 5,000 shares of the Company's Common Stock. The initial option vests and first becomes exercisable in two equal annual installments of 2,500 shares each, commencing one year from the date of grant. In addition, at the first regular Board meeting each calendar year through the year 2001, each eligible Director receives a stock option at fair market value, exercisable in full one year from the date of grant, to purchase 2,000 shares of the Company's Common Stock; however, a Director does not receive the annual option grant in the first year following receipt of the initial 5,000 share option grant if he received the initial grant at a meeting later than the first regular Board meeting of the prior calendar year.

         All of the Directors of the Company are eligible to participate in the Amended and Restated 1991 Directors' Stock Option and Award Plan, except Mr. Yau. Mr. McNaughton became an eligible Director as of February 1, 1994.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.

         The following table sets forth information as of February 28, 1997 (unless otherwise noted) concerning the shares of the Company's Common Stock beneficially owned by (i) each beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each Director of the Company; (iii) the Chief Executive Officer and the four most highly compensated other executive officers; and (iv) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each beneficial owner listed has sole investment and voting power (or shares such powers with his or her spouse) of the shares indicated. Beneficial ownership includes any shares the individual has the right to acquire within 60 days following February 28, 1997, through the exercise of any stock option or other right. As of February 28, 1997, there were 35,647,483 issued and outstanding shares of Common Stock of the Company, not including treasury shares or shares issuable on exercise of options or conversion of debentures.

NAME OF INDIVIDUAL OR                                                      AMOUNT AND NATURE     PERCENT
ENTITY OR NUMBER OF                            POSITION WITH                 OF BENEFICIAL         OF
PERSONS IN GROUP                                THE COMPANY                  OWNERSHIP (1)        CLASS
-----------------                       ----------------------------       -----------------     -------
Westport Asset Management, Inc.                                              4,856,700 (2)        13.6%

Denver Investment Advisors LLC                                               4,521,975 (3)        12.7%

Richard C. Blum & Associates, L.P.                                           2,603,305 (4)         7.3%
  and Richard C. Blum & Associates, Inc.

Richard C. Blum                         Director                             2,625,471 (5)         7.4%
David Bonderman                         Director                                73,841 (6)          *
David R. Dukes                          Director                                 4,617              *
Leonard W. Jaffe                        Director                                27,326              *
David C. Jones                          Chairman of the Board                   95,201              *
Michael R. Klein                        Director                                27,326              *
Paul B. MacCready                       Director                                15,326              *
Frederic V. Malek                       Director                                36,379 (7)          *
John J. McNaughton                      Director                                31,544              *
William D. Walsh                        Director                                24,240              *
Sam Yau                                 President, Chief Executive
                                        Officer and Director                 1,189,906             3.3%
Philip C. Maynard                       Vice President, Secretary
                                          and General Counsel                   68,443              *
Keith K. Ogata                          Vice President, Chief Financial
                                          Officer and Treasurer                162,906              *
All Current Directors and Executive Officers
as a Group (13 persons)                                                      4,382,526 (1)        11.9%
----------------

*     Less than 1%.

(1) The shares listed in the table include the following stock options exercisable on or within 60 days after February 28, 1997: Mr. Blum - 15,000 shares; Mr. Bonderman - 9,000 shares; Mr. Dukes - 2,500 shares; Mr. Jaffe - 15,744 shares; Mr. Jones - 63,750 shares; Mr. Klein - 13,000 shares; Mr. MacCready - 11,000 shares; Mr. Malek - 15,744 shares; Mr. McNaughton - 9,000 shares; Mr. Walsh - 15,744 shares; Mr. Yau -919,447 shares; Mr. Maynard - 47,500 shares; Mr. Ogata - 121,906 shares; and all Directors and officers as a group - 1,259,335 shares.

      The shares listed in the table also include the following debentures convertible into Common Stock of the Company: (a) 4,000 shares issuable on conversion of 6 1/2% Convertible Subordinated Debentures due 2011 (the "Company Debentures") owned by Mr. Jaffe; (c) 4,000 shares issuable on conversion of Company Debentures owned by Mr. Jones; and (d) 6,000 shares issuable on conversion of Company Debentures owned by Mr. Ogata. All current Directors and officers as a group hold Company Debentures convertible into an aggregate of 14,000 shares.

(2) According to a Schedule 13G dated February 13, 1997, and filed with the SEC, Westport Asset Management, Inc., 253 Riverside Avenue, Westport, Connecticut 06880 ("Westport") has sole voting and dispositive power over 318,400 shares and shared voting and dispositive power over 4,538,300 shares. From the Schedule 13G, it appears that the 4,538,300 shares are held in discretionary accounts managed by Westport, while the 318,400 shares are beneficially owned by officers and stockholders of Westport. Westport disclaims beneficial ownership of such shares and disclaims the existence of a group.

(3) According to a Schedule 13G dated February 10, 1997, and filed with the Securities and Exchange Commission ("SEC"), Denver Investment Advisors LLC, 1225 17th Street, 26th Floor, Denver, Colorado 80202 has sole voting power over 2,989,775 shares and sole dispositive power over 4,521,975 shares.

(4) Richard C. Blum & Associates, L.P. ("RCBA L.P."), 909 Montgomery Street, Suite 400, San Francisco, California 94133, holds 15,478 shares directly and is the sole general partner in the following partnerships, which hold the specified number of shares: (a) BK Capital Partners II, L.P., 355,601 shares; (b) BK Capital Partners III, L.P., 425,700 shares; (c) BK Capital Partners IV, L.P., 20,900 shares; and (d) BK-NEC, L.P., 368,556 shares. In addition, RCBA L.P. is investment adviser to The Common Fund, which holds 1,417,070 shares. Richard C. Blum & Associates, Inc. ("RCBA Inc."), also at 909 Montgomery Street, Suite 400, San Francisco, California 94133, is the sole general partner of RCBA L.P. RCBA L.P. and RCBA Inc. each disclaims beneficial ownership of all securities reported in the table, except to the extent of its pecuniary interest therein.

(5) Mr. Blum, the Chairman of the Board and substantial shareholder of RCBA Inc., directly owns 22,166 shares (including 15,000 shares issuable upon the exercise of stock options). Of the securities listed in the table, 2,603,305 shares also are reported in the table as indirectly owned by RCBA L.P. and RCBA Inc. (see fn. 4 above). Mr. Blum disclaims beneficial ownership of all securities reported in the table except to the extent of his pecuniary interest therein.

(6) Includes 60,515 shares held by Bonderman Family Limited Partnership, of which Mr. Bonderman is the general partner.

(7) Excludes Mr. Malek's 1.308% interest in BK Capital Partners II, L.P., which owns 355,601 shares of Common Stock (see fn. 4 above).

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a)     Transactions with Directors.

         In 1996, Mr. McNaughton received retirement payments totalling $44,498. Effective February 1, 1994, Mr. McNaughton became eligible to receive fees paid to nonemployee Directors of the Company. Mr. McNaughton will continue to receive the retirement payments noted above for the remainder of his life.

         From March 1, 1995, to May 8, 1995, Mr. Yau provided consulting services to the Company, reporting directly to the Board of Directors. For those consulting services, Mr. Yau was paid an amount equal to a pro-rata portion of his annual base salary provided for under his Executive Employment Agreement. See "Severance Benefits and Employment Arrangements" above.

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

NATIONAL EDUCATION CORPORATION                                  Date


By:  /s/ SAM YAU                                            April 8, 1997
     -----------------------------------
     Sam Yau
     President and Chief
     Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                                Date



By:  /s/ SAM YAU                                            April 8, 1997
     -----------------------------------
     Sam Yau
     Director, President and Chief
     Executive Officer
     (Principal Executive Officer)



By:  /s/ KEITH K. OGATA                                     April 8, 1997
     -------------------------------
     Keith K. Ogata, Vice President,
     Chief Financial Officer and
     Treasurer (Principal Financial
     Officer)



By:  /s/ GLEN E. MEDWID                                     April 8, 1997
     ------------------------------
     Glen E. Medwid, Corporate
     Controller (Principal
     Accounting Officer)

                                                                Date


By:  /s/ RICHARD C. BLUM                                    April 11, 1997
     -----------------------------
     Richard C. Blum, Director



By:  /s/ DAVID BONDERMAN                                    April 9, 1997
     -----------------------------
     David Bonderman, Director



By:  /s/ DAVID R. DUKES                                     April 9, 1997
     -----------------------------
     David R. Dukes, Director



By:  /s/ LEONARD W. JAFFE                                   April 11, 1997
     -----------------------------
     Leonard W. Jaffe, Director



By:  /s/ DAVID C. JONES                                     April 8, 1997
     -----------------------------
     David C. Jones, Director



By:  /s/ MICHAEL R. KLEIN                                   April 8, 1997
     -----------------------------
     Michael R. Klein, Director



By:  /s/ PAUL B. MACCREADY                                  April 8, 1997
     -----------------------------
     Paul B. MacCready, Director



By:  /s/ FREDERIC V. MALEK                                  April 9, 1997
     -----------------------------
     Frederic V. Malek, Director



By:  /s/ JOHN J. MCNAUGHTON                                 April 11, 1997
     -----------------------------
     John J. McNaughton, Director



By:  /s/ WILLIAM D. WALSH                                   April 8, 1997
     -----------------------------
     William D. Walsh, Director