Form 10-Q
period 1997-03-31
NATIONAL EDUCATION CORP
filed 1997-05-14
CIK 277821

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________


FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

OR
" TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to

Commission file number       1-6981



     NATIONAL EDUCATION CORPORATION
     (Exact name of registrant as specified in its charter)



     Delaware                                          IRS No. 95-2774428
(State or other jurisdiction of incorporation or organization)   (IRS Employer
Identification No.)


     2601 Main Street, 7th Floor, Irvine, CA  92614
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

                            Yes         X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,706,033 common stock shares outstanding at March 31, 1997

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(amounts in thousands, except per share amounts)                           1997        1996
_______________________________________________________________________________________________
Tuition and Contract Revenues                                           $ 46,501     $ 43,908
Publishing Revenues                                                       15,818       15,461
                                                                        _____________________
Total Net Revenues                                                      $ 62,319     $ 59,369

Costs and Expenses:
  Contract course materials and service costs                             16,115       16,210
  Publishing costs and materials                                           4,797        5,157
  Product development                                                      6,001        5,437
  Selling and marketing                                                   23,566       21,937
  General and administrative                                               6,984        7,558
  Amortization of acquired intangible assets                               1,010          459
  Interest expense                                                         2,223        2,021
  Investment income                                                          (90)        (412)
  Other (income) expense                                                    (141)          61
                                                                        _____________________
Income Before Income Taxes and Minority
  Interest                                                                 1,854          941
  Income taxes                                                               371          141
                                                                        _____________________
Income Before Minority Interest                                            1,483          800
  Minority interest in consolidated subsidiary                               127          135
                                                                        _____________________
Net Income                                                              $  1,356     $    665
                                                                        =====================
Earnings Per Share                                                      $    .04     $    .02
                                                                        =====================
Weighted Average Number of Shares Outstanding
  Primary shares                                                          36,815       36,265
  Fully diluted shares                                                    39,092       38,697

<FN
Unaudited.
See accompanying notes and management's discussion and analysis.
</FN
/TABLE

                        NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                                                                March 31,        December 31,    March 31,
(dollars in thousands)                                                            1997              1996           1996
__________________________________________________________________________________________________________________________
ASSETS
Current Assets
   Cash and cash equivalents                                                  $  18,092        $   17,682        $  19,437
   Investment securities                                                          1,447             1,447            1,503
   Receivables, net of allowance of $2,913, $2,953 and $2,481                    46,724            56,857           32,047
   Inventories and supplies                                                      39,445            35,902           33,771
   Income tax receivable                                                             --                --            9,313
   Prepaid and deferred marketing expenses                                       18,015             2,643           14,453
   Other current assets                                                          17,320            17,545            9,830
                                                                              ____________________________________________
     Total current assets                                                       141,043           132,076          120,354
Land, buildings and equipment, less accumulated depreciation
  of $24,798, $23,609 and $31,166                                                32,588            30,800           24,631
Acquired intangible assets, less accumulated amortization of
  $5,513, $4,565 and $9,551                                                      34,312            26,626           12,919
Deferred income taxes                                                            24,728            24,728           24,768
Other assets                                                                      8,365             7,859            6,199
                                                                              ____________________________________________
                                                                              $ 241,036        $  222,089        $ 188,871
                                                                              ============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            $  14,081        $   10,468        $  13,961
  Accrued expenses                                                               13,005            16,093           17,445
  Accrued royalties                                                               4,696             5,129            6,182
  Accrued short-term restructuring charges                                        2,879             3,736            6,044
  Accrued salaries and wages                                                      7,131             6,744            6,530
  Deferred contract revenues                                                      5,255             6,024            6,421
  Current portion of long-term debt and short-term borrowings                     5,899             8,260            4,366
  Accrued and deferred income taxes                                              18,442            18,955           14,281
                                                                              ____________________________________________
   Total current liabilities                                                     71,388            75,409           75,230
                                                                              ____________________________________________
Liabilities Payable After One Year
  Long-term debt, less current portion                                          108,943            87,203           75,824
  Accrued long-term restructuring charges                                         4,175             4,471           10,059
  Other noncurrent liabilities                                                   10,241            10,826            8,985
                                                                              ____________________________________________
                                                                                123,359           102,500           94,868
                                                                              ____________________________________________
Minority Interest in Equity of Consolidated Subsidiary                           10,830            10,162            9,656
                                                                              ____________________________________________

                 NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                                March 31,        December 31,     March 31,
(dollars in thousands)                                                            1997              1996            1996
___________________________________________________________________________________________________________________________
Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.10 par value; 5,000,000 shares authorized and unissued          --                --               --
  Common stock, $.01 par value; 65,000,000 shares authorized;
   36,404,714, 36,336,504 and 35,940,321 shares issued                            2,171             2,170            2,166
  Additional paid-in capital                                                    157,959           157,710          155,418
  Accumulated deficit                                                          (113,768)         (115,124)        (135,819)
  Unrealized gain on available-for-sale securities, net of tax                       60                60               13
  Cumulative foreign exchange translation adjustment                             (5,504)           (5,317)          (6,808)
  Notes receivable under stock option plans                                        (551)             (573)            (945)
                                                                              _____________________________________________
                                                                                 40,367            38,926           14,025
Less common stock in treasury, 697,556 shares                                    (4,908)           (4,908)          (4,908)
                                                                              _____________________________________________
   Total stockholders' equity                                                    35,459            34,018            9,117
                                                                              _____________________________________________
                                                                              $ 241,036        $  222,089        $ 188,871
                                                                              =============================================

Unaudited.
See accompanying notes and management's discussion and analysis.

                 NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)

                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(amounts in thousands)                                                     1997        1996
_______________________________________________________________________________________________
Cash Flows From Operating Activities:
  Net income                                                            $  1,356     $    665
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                          1,569        1,213
    Amortization of acquired intangible assets                             1,010          459
    Amortization of capitalized computer software
     development costs                                                       147           47
    Provision for doubtful accounts                                          110          (50)
    Loss on foreign currency exchange                                         49           50
    Change in assets and liabilities:
     Receivables, net                                                     10,546        7,016
     Inventories and supplies                                             (2,399)      (1,922)
     Prepaid and deferred marketing expenses                             (15,364)     (11,782)
     Accounts payable and accrued expenses                                   213        3,236
    Accrued restructuring reserve                                           (909)      (2,072)
     Accrued and deferred income taxes                                      (454)        (124)
     Deferred contract revenues                                           (1,223)        (978)
     Other                                                                (2,097)         932
                                                                        ______________________
  Net cash used in operating activities                                   (7,446)      (3,310)
                                                                        ______________________
Cash Flows For Investing Activities:
  Additions to land, buildings and equipment                              (3,110)      (1,915)
  Additions to capitalized computer software development costs              (660)        (275)
  Dispositions of land, buildings and equipment                              242           64
  Proceeds from sales of investment securities                                --          250
  Acquisition of business, net of cash acquired                           (8,774)          --
                                                                        ______________________
  Net cash used in investing activities                                  (12,302)      (1,876)
                                                                        ______________________
Cash Flows From Financing Activities:
  Additions to long-term debt                                             24,000           --
  Reductions in long-term debt                                              (787)        (514)
  Changes in short-term borrowings                                        (1,871)       2,028
  Retirement of convertible debentures                                    (2,185)          --
  Minority interest in earnings of consolidated subsidiary                   668          152
  Common stock, stock options and related tax benefits                       250          318
  Payments received on notes receivable under stock option plans              22          453
                                                                        ______________________
Net cash from financing activities                                        20,097        2,437
                                                                        ______________________
Effect of exchange rate changes on cash                                       61           66
                                                                        ______________________

                     NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (continued)
                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(amounts in thousands)                                                       1997        1996
_______________________________________________________________________________________________
Net change in cash and equivalents                                           410       (2,683)
Cash and equivalents at the beginning of the period                       17,682       22,120
                                                                        ______________________
Cash and equivalents at the end of the period                           $ 18,092     $ 19,437
                                                                        ======================

Unaudited.
See accompanying notes and management's discussion and analysis.

                 NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

NOTE 1 - Summary of Accounting Policies
_________________________________________

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies, and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

Due to the seasonal nature of the Company's traditional selling cycle, a substantial portion of selling and marketing costs of the Company are deferred in the first half of the year and fully amortized later in the calendar year to properly match the costs with revenues.

Certain prior year amounts have been reclassified to conform with the 1997 presentation.


NOTE 2 - Business Combination
_________________________________________

During January 1997, ICS acquired, for $8,774,000 in cash, certain assets and the common stock of three wholly-owned subsidiaries of Educatief Holding B.V., a Netherlands company engaged in providing distance education in the Netherlands. The acquired companies were Eurodidakt B.V., N.T.I. Nederlands Talen Instituut B.V. and Educatief B.V. This purchase price was financed from borrowings under the Company's revolving credit agreement. The transaction was accounted for as a purchase. This transaction increased intangible assets, primarily courseware, by $8,461,000. The intangible assets are being amortized over a weighted average life of approximately twelve years.


NOTE 3 - Income Taxes
_________________________________________
Income tax provision for the three month period ended March 31, 1997, reflects taxes provided on pretax income at an estimated annual effective tax rate of 20%.

              NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

NOTE 4 - Earnings Per Share
___________________________

Primary earnings per share are computed based on the weighted average number of common shares outstanding during the respective periods, including dilutive stock options. Fully diluted earnings per share are computed based on the assumption that the convertible debentures had been converted to common stock, with a corresponding increase in net income to reflect a reduction in related interest expense, less applicable taxes. Fully diluted earnings per share are not presented as it was anti-dilutive for both the first quarter of 1997 and 1996.

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), issued in February 1997, would require the Company to report a basic earnings per share and a diluted earnings per share. Basic earnings per share would be computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period, with no assumption of conversion of dilutive common stock equivalents. Diluted earnings per share would be computed by reflecting the potential dilution that could occur if additional shares of common stock were issued upon the exercise of employee stock options or conversion of convertible debentures into common stock.

SFAS No. 128 also would require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for the Company in the fourth quarter 1997. Earlier adoption is not permitted and, accordingly, the Company will be required to restate the earnings per share calculation for the interim periods of 1997, and for all earnings per share data of prior years presented in summaries of earnings or selected financial data.


NOTE 5 - Statements of Cash Flows Supplementary Information
___________________________________________________________

                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(dollars in thousands)                                                      1997        1996
_______________________________________________________________________________________________
Cash Paid During the Period For:
  Interest expense                                                      $  1,489     $    852
  Income tax payments                                                        708          197
Detail of Noncash Investing and
 Financing Activities:
  Assets acquired through capital leases                                $    398     $      3

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

NOTE 5 - Statements of Cash Flows Supplementary Information (continued)
_______________________________________________________________________
                                                                          Three Months Ended
                                                                                March 31,
                                                                        _______________________
(dollars in thousands)                                                       1997        1996
_______________________________________________________________________________________________

Acquisition of Business:
  Working capital, other than cash                                      $ (3,206)    $     --
  Property, plant and equipment                                             (218)          --
  Other assets                                                            (8,461)          --
  Liabilities assumed in acquisition                                       3,111           --
                                                                        ______________________
   Net cash used to acquire business                                    $ (8,774)    $     --
                                                                        ======================
</TABLE

NOTE 6 - Proposed Merger
________________________

On March 12, 1997, the Company announced that it had signed a definitive agreement under which Sylvan Learning Systems, Inc. (Sylvan) would acquire the Company in a stock-for-stock transaction. Under the terms of the agreement, Sylvan would issue .58 shares of common stock for each share of the Company's common stock. Following the transaction, shareholders of the Company would have held approximately 46% of the outstanding common stock of the combined company. The transaction was approved by the Board of Directors of both Sylvan and the Company, but was subject to approval by the stockholders of each of Sylvan and the Company, review by federal antitrust regulators and the fulfillment of customary terms and conditions. The transaction could be terminated under certain circumstances. In addition, if the transaction was not consummated because of breach of the agreement by one party or failure of the stockholders of one party to approve the transaction, that party would be liable to the other party for a termination fee which could range from $10,000,000 to $30,000,000. On May 13, 1997, this merger agreement was terminated and $30,000,000 was paid to Sylvan by Harcourt General (see Note 7).


NOTE 7 - Subsequent Events
__________________________

On April 21, 1997, Harcourt General (Harcourt) commenced an unsolicited all-cash tender offer for all of the outstanding common shares of the Company at a price of $19.50 per share. The Board of Directors of both the Company and Harcourt subsequently approved a merger of the two companies and, on May 13, 1997, the Company and Harcourt signed a definitive merger agreement whereby

             NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

NOTE 7 - Subsequent Events (continued)
______________________________________

Harcourt would acquire all of the outstanding common shares of the Company for $21.00 per share. Harcourt's pending tender offer, which is not subject to financing, is being amended to increase the offer to $21.00 per share and to extend the expiration date to midnight on May 27, 1997. The tender offer is subject to customary terms and conditions,including, among other things, shareholders of the Company tendering at least a majority of the total number of outstanding common shares on a fully diluted basis (including conversion of the 6 1/2% Convertible Subordinated Debentures). Harcourt has announced that the Hart-Scott-Rodino antitrust waiting period for the tender offer has expired. Sylvan has agreed to terminate its previous merger agreement with the Company and was paid $30,000,00 pursuant to that agreement.

Harcourt also indicated in its announcement of April 16, 1997, that it plans, subject to its ability to effectuate the merger with the Company, to seek to acquire the outstanding shares of common stock of Steck-Vaughn Publishing
Corporation not currently owned by the Company at a price per share of $14.00.
Harcourt has not yet determined the manner in which it would seek to acquire the Steck-Vaughn shares or the timing of any such acquisition. Harcourt reserves the right to change its plan to acquire Steck-Vaughn shares and, accordingly, there can be no assurance that it will acquire the Steck-Vaughn shares.

In 1995, a former employee at National Education Center-Bryman Campus in
Houston, Texas (which formerly was part of the Company's discontinued National
Education Centers, Inc. operations) filed a lawsuit in the District Court for Harris County, Texas. The lawsuit alleged that the plaintiff had been discriminated against for pursuing a workers' compensation claim during her employment at the Bryman Campus, and demanded compensation for lost wages and mental anxiety along with punitive damages. On May 5, 1997, following a four-day trial, a jury in Houston, Texas awarded the plaintiff not less than $145,000 in compensatory damages along with $2,500,000 in punitive damages.
The Company intends to file for post-trial relief and to appeal the awards.
Management does not expect this to have a material adverse impact on the financial condition of the Company.

                  NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



                                                               Three Months Ended
                                                                   March 31,
                                                              _____________________                 Percent
(dollars in thousands)                                          1997        1996       Variance      Change
___________________________________________________________________________________________________________
Net Revenues:
   ICS Learning Systems                                       $  35,111   $  34,006    $  1,105        3.2%
   Steck-Vaughn Publishing                                       15,818      15,461         357        2.3
   NETG                                                          10,898       9,363       1,535       16.4
   Other                                                            492         539        (47)      (8.7)
                                                              _________________________________
Total Net Revenues                                            $  62,319   $  59,369    $  2,950        5.0
                                                              _________________________________
Operating Income:
   ICS Learning Systems                                       $   3,116   $   2,904    $    212        7.3
   Steck-Vaughn Publishing                                        1,337       1,035         302       29.2
   NETG                                                             566          53         513        n/m
   Other                                                            110          77          33       42.9
                                                              _________________________________
Total Segment Operating Income                                    5,129       4,069       1,060       26.1
   General corporate expenses                                    (1,283)     (1,458)        175      (12.0)
   Interest expense                                              (2,223)     (2,021)       (202)      10.0
   Investment income                                                 90         412        (322)     (78.2)
   Other income                                                     141         (61)        202        n/m
                                                              _________________________________
Income Before Income Taxes and
  Minority Interest                                               1,854         941         913       97.0
   Income taxes                                                     371         141         230        n/m
                                                              _________________________________
Income Before Minority Interest                                   1,483         800         683       85.4
   Minority interest                                                127         135          (8)      (5.9)

                                                              _________________________________
Net Income                                                    $   1,356   $     665    $    691      103.9
                                                              =================================

n/m: Not Meaningful

                     NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

This Form 10-Q contains certain forward-looking statements that are subject to risk and uncertainty. There can be no assurance that these future results will be achieved; actual results could differ materially from those projected in the forward-looking statements.

Detailed Segment Operating Results:

(dollars in thousands)                                             Three Months Ended March 31, 1997
__________________________________________________________________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    ______________________________________________________________
S>
Net Revenues                                        $  62,319    $  35,111    $   15,818    $  10,898    $     492

Costs and Expenses:
   Contract course materials and service costs         16,115       12,886            --        2,991          238
   Publishing costs and materials                       4,797           --         4,797           --           --
   Product development                                  6,001        1,404         3,074        1,523           --
   Selling and marketing                               23,566       14,192         4,792        4,479          103
   General and administrative                           5,706        3,066         1,260        1,339           41
   Amortization of acquired intangible assets           1,005          447           558           --           --
                                                    ______________________________________________________________
Segment Operating Income                            $   5,129    $   3,116    $    1,337    $     566    $     110
                                                    ==============================================================


(dollars in thousands)                                             Three Months Ended March 31, 1996
__________________________________________________________________________________________________________________
                                                                    ICS         Steck-
                                                                 Learning       Vaughn
                                                      Total       Systems     Publishing      NETG         Other
                                                    ______________________________________________________________
Net Revenues                                        $  59,369    $  34,006    $   15,461    $   9,363    $     539

Costs and Expenses:
   Contract course materials and service costs         16,210       13,532            --        2,396          282
   Publishing costs and materials                       5,157           --         5,157           --           --
   Product development                                  5,437        1,033         2,666        1,738           --
   Selling and marketing                               21,937       13,058         4,989        3,775          115
   General and administrative                           6,103        3,369         1,268        1,401           65
   Amortization of acquired intangible assets             456          110           346           --           --
                                                    ______________________________________________________________
Segment Operating Income                            $   4,069    $   2,904    $    1,035    $      53    $      77
                                                    ==============================================================

             NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
_______________________________________________________________________________

Revenues of $62,319,000 for the three months ended March 31, 1997, were $2,950,000 or 5.0% higher than revenues of $59,369,000 in the prior year. Net income for the period was $1,356,000 or $.04 per share compared to income of $665,000 or $.02 per share.

During January 1997, ICS acquired, for $8,774,000 in cash, certain assets and the common stock of three wholly-owned subsidiaries of Educatief Holding B.V., a Netherlands company engaged in providing distance education in the Netherlands. The acquired companies were Eurodidakt B.V., N.T.I. Nederlands Talen Instituut B.V. and Educatief B.V. This purchase price was financed from borrowings under the Company's revolving credit agreement. The transaction was accounted for as a purchase. This transaction increased intangible assets, primarily courseware, by $8,461,000. The intangible assets are being amortized over a weighted average life of approximately twelve years.

The operating results for the three months ended March 31, 1997 were better than the results from the same quarter in 1996, due to increases in revenues in all major business segments, including increased revenues at ICS due to the acquisition of Educatief.

ICS Learning Systems:

                                                         Three Months Ended
                                                            March 31,
                                                       _____________________     Percent
   (dollars in thousands)                                 1997        1996       Change
   ________________________________________________________________________________________
   Revenues:
   Traditional Distance Education - Domestic           $  15,211   $  19,257       (21.0)%
   Traditional Distance Education - International         14,500      10,992        31.9
   Business and Industrial                                 2,329       2,443        (4.7)
   Professional                                            3,071       1,314       133.7
                                                       ______________________
      Total Revenues                                   $  35,111   $  34,006         3.2
                                                       ======================

   Traditional Distance Education:
   _______________________________
   New Enrollments:
      Domestic                                            94,034      80,847        16.3
      International                                       49,459      31,149        58.8
                                                       ______________________
   Total New Enrollments                                 143,493     111,996        28.1
                                                       ======================

              NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

ICS Learning Systems (continued):
                                                         Three Months Ended
                                                            March 31,
                                                       _____________________     Percent
   (dollars in thousands)                                 1997        1996       Change
   ________________________________________________________________________________________
   Gross Enrollment Value (GEV):
      Domestic                                         $  55,574   $  46,760        18.8
      International                                       30,107      23,704        27.0
                                                       ______________________
   Total GEV                                           $  85,681   $  70,464        21.6
                                                       ======================
   Selling and Marketing Spending:
      Domestic                                         $  13,967   $  13,411         4.1
      International                                        9,048       5,871        54.1
                                                       ______________________
   Total Selling and Marketing Spending                $  23,015   $  19,282        19.4
                                                       ======================

   Unearned net future tuition revenue (backlog)       $  74,652   $  67,117         11.2

   Estimated realization of gross enrollment value           51%         48%

ICS revenues for the first quarter of 1997 of $35,111,000 were $1,105,000 (3.2%) higher than the comparable quarter in 1996. Professional revenue increased $1,757,000 (133.7%) due to the acquisition of California College for Health Sciences (CCHS) in April 1996. Business and Industrial revenue decreased $114,000 (4.7%). Traditional domestic revenue declined $4,046,000 (21%) while traditional international revenue increased $3,508,000 (31.9%). Total revenues, excluding PC hardware revenue, were $34,677,000 and $31,572,000 for the first quarter of 1997 and 1996, respectively, reflecting an increase of 9.8%. Operating income margins, excluding PC hardware, improved to 10.7% from 9.3%.

Traditional domestic revenue decreased due to the elimination of the sale of computer hardware for domestic computer training enrollments ($434,000 (1997) and $2,434,000 (1996)); delays in processing course shipments and cash collections caused by implementation problems of new computer systems which have been substantially resolved as of the date of this filing; and a lower carry-in of active students into 1997 as compared to the carry-in of students in 1996. Partially offsetting the decrease in revenues was an increase in revenues from higher domestic traditional new enrollments of 13,187 (16.3%) as compared to the first quarter of 1996. Because domestic revenues from new enrollments are generally recognized over the initial 18 month period, the increase in this quarter's new enrollments will typically result in increased revenues in future periods.

                 NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

ICS Learning Systems (continued):

International revenue increased $3,508,000 (31.9%) over the comparable period last year primarily due to the acquisition of Educatief which added $2,461,000 of revenues. Revenues increased in Australia/New Zealand, Singapore and U.K. due to increased enrollments compared to the first quarter of 1996. Revenue in Canada was higher than the same quarter in 1996 due to strong collections on the enrollment base carried into the quarter, partially offset by lower enrollments in the first quarter of 1997. IMS revenue was down slightly as were enrollments.

Course material and service costs decreased $646,000 (decreased 3.1% as a percent of revenues) due to the elimination of computer hardware from computer courses and lower shipment activity due to the system conversion delays, partially offset by the acquisitions of Educatief and CCHS which added $686,000 and $746,000, respectively, to costs, and by increased costs due to volume related increases in International.

Product development expense increased $371,000 (increased 1.0% as a percent of revenues) because there were more products under development or revision in the first quarter of 1997.

Selling and marketing spending for traditional business increased $3,733,000 from the comparable prior year period primarily due to the Educatief spending of $1,991,000 and increased spending in all International locations. Domestic spending increased $556,000. There is not a corresponding dollar for dollar increase in selling and marketing expenses because the Company defers a substantial portion of the selling and marketing costs incurred in the first half of the year and fully amortizes the deferral to expense later in the year to properly match the expenses with the related revenues. Selling and marketing expenses increased $1,134,000 (increased 2.0% as a percent of revenues) due to the increased expenses at International, including the recent acquisition of Educatief.

General and administrative expenses decreased slightly as reductions in outside consulting expense related to an information systems implementation project and an insurance recovery in the U.K. more than offset the increase in expenses resulting from the acquisition of CCHS ($114,000) and Educatief ($152,000).

Domestic GEV increased 18.8% due to an enrollment increase for the first quarter of 1997 of 16.3%.

International GEV increased 27.0% due to the acquisition of Educatief and increases in Australia/New Zealand, Singapore and the U.K., partially offset by decreases in Canada and IMS. The increase in GEV is a result of a 58.8% increase in enrollments for the first quarter of 1997, of which Educatief provided 49.4 percentage points.

Unearned net future tuition revenue increased due to the increase in total enrollments and the acquisition of Educatief which added $3,700,000. The estimated realization of future tuition revenue increased due to the higher realization rate from Educatief and a slight improvement in the domestic realization rate.

              NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing:

                                                          Three Months Ended
                                                            March 31,
                                                       _____________________     Percent
   (dollars in thousands)                                 1997        1996       Change
   __________________________________________________________________________________________
   Revenues:
   Steck-Vaughn Core Business:
      Elementary and High School (El/Hi)               $   7,035   $   7,152       (1.6)%
      Adult Education                                      2,840       2,821          .7
      Library                                              3,200       3,719       (14.0)
                                                       _____________________
                                                          13,075      13,692        (4.5)
   Summit Learning                                         1,866       1,769         5.5
   Edunetics                                                 877          --         n/m
                                                       _____________________

      Total Revenues                                   $  15,818   $  15,461         2.3
                                                       =====================

   n/m: Not meaningful.


Steck-Vaughn revenues of $15,818,000 were $357,000 (2.3%) more than the same quarter of the previous year, attributable to increased sales at Summit Learning and revenues of $877,000 provided by the acquisition of Edunetics in April 1996. Core business revenues declined primarily due to lower library sales, and issues related to the transition of the elementary sales force from selling only print-based products to selling both print-based and technology-based products.

El/Hi sales of $7,035,000 for the three months ended March 31, 1997, were down slightly compared to 1996, as the elementary sales force transitioned from selling only print-based products to selling both print and technology-based products. Adult sales for the first quarter of $2,840,000 were flat compared with the same period in 1996, as certain smaller, less profitable adult sales territories were consolidated. Sales of Educational Development Laboratories
(EDL) products increased for the quarter.

Library sales of $3,200,000 were down 14.0% for the quarter compared to 1996. The decrease in sales was due to higher 1996 sales related to the 1996 release of the revised 53-volume Portrait of America series and nonrecurring stocking orders from distributors stemming from the initiation of Steck-Vaughn's exclusive distribution agreement with Wayland Publishers. Sales in 1997 were boosted by the fall release of the 24-volume Raintree Illustrated Science Encyclopedia (RISE). During the fourth quarter of 1996, Steck-Vaughn transitioned from a direct sales force to an independent sales force.

                 NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

Summit Learning sales of $1,866,000 improved 5.5% with the 1997 release of math and science catalogs and strong residual business from fall catalogs. A new curriculum integration sales group was assembled at the beginning of the quarter to facilitate sales of Edunetics and Steck-Vaughn's other technology products.

                                                          Three Months Ended
                                                            March 31,
                                                       _____________________     Percent
   (dollars in thousands)                                 1997        1996       Change
   __________________________________________________________________________________________
   Operating Income (Loss) by Product Line:
      Steck-Vaughn Core Business                       $   2,348   $   1,251        8.8%
      Summit Learning                                       (237)       (216)       (9.7)
      Edunetics                                             (774)         --         n/m
                                                       _____________________
      Operating Income                                 $   1,337   $   1,035        29.2
                                                       =====================

   n/m: Not meaningful.

Publishing cost as a percentage of revenues decreased for the three-month period ended March 31, 1997, as compared to 1996, primarily due to the inclusion of Edunetics in 1997. Publishing costs of Steck-Vaughn's core business operations for the three months ended March 31, 1997, represented 26.5% of core business revenues, as compared to 29.4% for the same period in the previous year, due to reduced library sales, lower sales to wholesalers due to the new independent sales group, increased sales of EDL technology product, and lower cost of paper in 1996 which flowed through as lower manufacturing cost in the first quarter of 1997. Publishing costs of Edunetics' products for the three months ended March 31, 1997, represented 5.4% of Edunetics revenue, reflecting the higher margins earned on technology product. Summit Learning's publishing costs, at 67.5% of revenues, reflect the non-proprietary nature of the product line and increased over the prior year period due to increased publishing costs.

Product development expense for the three months ended March 31, 1997, increased $408,000 (15.3%) as compared to the prior year, mostly due to the acquisition of Edunetics in April 1996.

            NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

Steck-Vaughn Publishing (continued):

Selling and marketing spending increased $633,000 (9.5%) for the three-month period ended March 31, 1997, as compared to the prior year, due to the inclusion of $253,000 of Edunetics selling costs, particularly the new curriculum integration sales group formed to facilitate the sale of technology products. Similar to ICS, Steck-Vaughn defers a substantial portion of the selling and marketing costs incurred in the first half of the year and fully amortizes the deferral to expense later in the year to properly match the expenses with the related revenues. Net selling and marketing expense decreased $197,000 (3.9%) for the quarter ended March 31, 1997, as compared to the prior year, due to the deferral of a portion of Steck-Vaughn's selling and marketing spending reflecting the seasonal nature of Steck-Vaughn's traditional selling cycle.

Operating income as a percentage of revenues for the three months ended March 31, 1997, as compared to 1996, increased for the core business primarily due to lower publishing costs, reduced product development expense, and the decrease of medical, workers' compensation and general insurance due to favorable loss experience. Given the decrease in these expenses, the Company substantially reduced its allocation of these expenses to Steck-Vaughn. Summit Learning reported an operating loss reflecting the seasonally lower sales in the first quarter. Edunetics reported an operating loss due to lower than expected revenues of the recently-hired curriculum integration sales specialists whose objectives are to identify potential major accounts and generate sales.

Amortization expense increased due to the acquisition of Edunetics in April
1996.


NETG:

                                                          Three Months Ended
                                                            March 31,
                                                       _____________________     Percent
   (dollars in thousands)                                 1997        1996       Change
   __________________________________________________________________________________________
   Revenues:
      Domestic                                         $   4,856   $   4,807         1.0%
      International                                        6,042       4,556        32.6
                                                       _____________________
   Total Revenues                                      $  10,898   $   9,363        16.4
                                                       =====================

   n/m: Not meaningful.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

NETG (continued):

                                                                          Three Months Ended
                                                                               March 31,
                                                                        _______________________
                                                                            1997         1996
_______________________________________________________________________________________________
Number of Internally Developed Products Completed:
   Client/Server                                                              22            9
   Mainframe                                                                   2           --
   Desktop                                                                    14           14
   Business Skills                                                            --           --
                                                                        _______________________
Total                                                                         38           23
                                                                        =======================

Number of Third Party Developed Products Completed:
   Client/Server                                                              --           10
   Mainframe                                                                  --            8
   Desktop                                                                    --           18
   Business Skills                                                            --           41
                                                                        ______________________
Total                                                                         --           77
                                                                        ======================


NETG revenues of $10,898,000 increased $1,535,000 (16.4%) for the first quarter of 1997 compared to the comparable period in 1996. Domestic revenues were flat compared to the same quarter in 1996. Domestic order intake for the quarter increased 47.2% compared to the first quarter of 1996. International order intake increased 96.6% compared to the first quarter of 1996. Total order intake, representing the total projected contract value over the life of the contract, including backlog for future years in the case of multi-year contracts, was as follows:

   (dollars in thousands)                                 1997        1996
   _________________________________________________________________________
   One year contracts and first year only of
     multi-year contracts                              $   8,163   $   6,975
   Multi-year contracts - second year only                 3,055         720
   Multi-year contracts - third year only                  2,670         197
   Instructor led training and other                         415         432
                                                       _____________________
      Total                                            $  14,303   $   8,324
                                                       =====================
/TABLE

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

International revenue increased $1,486,000 (32.6%) as a result of a 29.1% increase in revenues for desktop and client/server courses. Revenue for the first quarter of 1997 was aided by the shipment of licensed training products to a leading high-end computing manufacturer which generated $1,013,000 of revenue.

Operating income was $566,000 for the first quarter of 1997 compared to operating income for the same period in 1996 of $53,000. In addition to the increase in revenues, operating income increased due to lower workers' compensation and general insurance expenses as compared to the prior year resulting from favorable loss experience in these areas.

Course service costs increased $595,000 (increased 1.9% as a percent of revenues) from the 1996 comparable quarter. The most significant contributing factors to the increased expenses were higher royalty expense as a result of sales in Germany of more third party products and higher material cost of sales as a result of increased volume in the U.K. These increases more than offset the savings in the U.S. of lower costs due to lower royalties as a result of shipping more internally developed product.

Product development expense decreased $215,000 (decreased 4.6% as a percent of revenues) due to more fixed costs in 1996 for product development consultants.

Selling and marketing expense increased $704,000 (increased .8% as a percent of revenues) due to increased headcount in the field sales force and higher commissions as a result of higher revenues.

General and administrative expense decreased $62,000 (decreased 2.7% as a percent of revenues) primarily due to lower workers' compensation and general insurance expenses.

Operating results of ICS and NETG foreign operations by geographic region are discussed above. The first quarter foreign currency exchange losses, recorded to other expense, were $49,000 compared to losses of $61,000 in the prior year.


Corporate and Other:

General corporate expenses decreased $175,000 (.4% as a percent of revenues) primarily as a result of lower facilities costs.

Interest expense increased due to increased outstanding borrowings on the Company's credit facility and on Steck-Vaughn's credit facility.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources
_______________________________

The Company's primary sources of liquidity are cash, investment securities, bank credit facilities, and cash provided from operations. At March 31, 1997, the Company had $19,539,000 in cash and investment securities of which $5,819,000 was held in the account of Steck-Vaughn.

The Company has a revolving bank credit agreement in the amount of $50,000,000 which expires December 1999. As of March 31, 1997, $40,000,000 was outstanding under this credit agreement. Additionally, Steck-Vaughn has a revolving bank credit agreement in the amount of $15,000,000 which expires June 1998. As of March 31, 1997, $12,000,000 was outstanding under this credit agreement.

Net cash flow used in operating activities for the quarter ended March 31, 1997 of $7,446,000 was $4,136,000 unfavorable compared to the prior year period due primarily to increased spending for selling and marketing; increased prepaid product development expenses; and higher accrued liabilities at Steck-Vaughn in the first quarter of 1996 due to the start-up of Summit Learning and inventory purchases required under the distribution agreements signed in the first quarter of 1996; partially offset by higher collections on accounts receivable and lower payments on liabilities related to the 1995 restructuring at NETG.

Net cash used in investing activities for the three months ended March 31, 1997 of $12,302,000 was $10,426,000 unfavorable compared to the prior year period primarily due to acquisition payments of $8,774,000 during 1997 to acquire Educatief, and increased capital expenditures, mostly for additions to the information systems at ICS.

Net cash from financing activities increased to $20,097,000 from $2,437,000. For the first quarter of 1997, line of credit borrowings increased $24,000,000 as the Company used its credit facility to acquire Educatief and the Company and Steck-Vaughn used their credit facilities to fund working capital requirements. The Company retired $2,375,000 par value of its convertible subordinated debentures to satisfy its obligation for a sinking fund payment due in May 1997. The gain on retirement of these debentures of approximately $190,000 is included in other income. Steck-Vaughn paid off its $1,900,000 note payable for the 1995 purchase of EDL.

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

                NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


Part II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

a) See Exhibit Index following this Form 10-Q.

b) On March 19, 1997, the Company filed a Current Report on Form 8-K reporting, among other things, that the Company had entered into an Agreement and Plan of Reorganization with Sylvan Learning Systems, Inc. ("Sylvan") dated March 12, 1997, providing for the merger of the Company with a subsidiary of Sylvan, subject to the fulfillment of certain conditions, including without limitation approval by the shareholders of the Company and Sylvan.

   On April 30, 1997, the Company filed a Current Report on Form 8-K reporting the Company's initial comments to Harcourt General, Inc.'s announcement of its intention to commence a cash tender offer for the Company's common stock at $19.50 per share.

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 14, 1997

By:  /s/ Keith K. Ogata
    ___________________________
    Keith K. Ogata
    Vice President, Chief Financial Officer
      and Treasurer

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS
                                  (Item 6(a))

                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
 2.1       Agreement and Plan of Reorganization, dated March 12,
           1997, between Sylvan Learning Systems, Inc. and
           National Education Corporation (26)                           *

 2.2       Agreement and Plan of Merger among Harcourt General,
           Inc., Nick Acquisition Corporation and National
           Education Corporation, dated May 12, 1997 (28)                *

 3.1       Restated Certificate of Incorporation of National
           Education Corporation (1)                                     *

 3.2       Amendment to Restated Certificate of Incorporation of
           National Education Corporation (2)

 3.3       By-Laws of National Education Corporation, as amended (3)     *

10.1**     National Education Corporation Retirement Plan (Restated
           as of January 1, 1989, and as amended through January 1,
           1992) (4)                                                     *

10.2**     1986 Stock Option and Incentive Plan, as amended (5)          *

10.3**     Amended and Restated 1990 Stock Option and Incentive
           Plan (6)                                                      *

10.4**     Amended and Restated 1991 Directors' Stock Option and
           Award Plan (7)                                                *

10.5       Indenture, dated as of May 15, 1986, between National
           Education Corporation and Continental Illinois National
           Bank and Trust Company of Chicago, as Trustee (8)             *

10.6       Tripartite Agreement, dated as of May 31, 1990, among
           National Education Corporation, Continental Bank as
           Resigning Trustee, and IBJ Schroeder Bank & Trust Company
           as Successor Trustee (9)                                      *

10.7**     National Education Corporation Supplemental Executive
           Retirement Plan, as amended (10)                              *

10.8**     Supplemental Benefit Plan for Non-Employee Directors (11)     *

10.9**     Executive Employment Agreement between National Education
           Corporation and Sam Yau (12)                                  *

              NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES
                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.10      Intercompany Agreement between National Education
           Corporation and Steck-Vaughn Publishing Corporation,
           dated June 30, 1993 (the "Intercompany Agreement") (13)       *

10.11      First Amendment to Intercompany Agreement, dated June
           10, 1994 (14)                                                 *

10.12      Tax Sharing Agreement between National Education
           Corporation and Its Direct and Indirect Corporate
           Subsidiaries, dated January 1, 1993 (15)                      *

10.13      Revolving Line of Credit Note and Option Agreement
           between National Education Corporation and Steck-Vaughn
           Publishing Corporation, dated February 28, 1995 (16)          *

10.14      Renewal and Extension Agreement between National Education
           Corporation and Steck-Vaughn Publishing Corporation,
           effective December 31, 1995 (17)                              *

10.15      First Amendment to Stock Option Agreement between National
           Education Corporation and Steck-Vaughn Publishing
           Corporation, effective December 31, 1995 (18)                 *

10.16      Letter Amendment to Stock Option Agreement between National
           Education Corporation and Steck-Vaughn Publishing
           Corporation, dated February 1, 1996 (19)                      *

10.17      Second Renewal and Extension Agreement and Second Amendment
           to Stock Option Agreement, dated March 31, 1996, between
           National Education Corporation and Steck-Vaughn Publishing
           Corporation (20)                                              *

10.18      Third Renewal and Extension Agreement and Third Amendment to
           Stock Option Agreement, dated June 30, 1996, between
           National Education Corporation and Steck-Vaughn Publishing
           Corporation (21)                                              *

10.19      Debenture Conversion Agreement among National Education
           Corporation and the Holders identified therein, dated
           August 31, 1995 (22)                                          *

10.20      Credit Agreement among National Education Corporation,
           certain banks and BZW Division of Barclays Bank PLC,
           as Agent, dated January 19, 1996 (the "BZW Credit
           Agreement") (24)                                              *

10.21      Waiver and First Amendment to BZW Credit Agreement, dated
           April 9, 1996 (24)                                            *

               NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES

                                                                   Sequentially
Exhibit                                                              Numbered
Number     Description                                                 Page
_______    ___________                                             ____________
10.22      Loan Agreement dated April 29, 1996, between Steck-Vaughn
           Company and NationsBank of Texas, N.A. (25)                   *

10.23      Amended and Restated Credit Agreement among National
           Education Corporation, the Several Lenders from time to
           time thereto, and BZW Division of Barclays Bank PLC, as
           Agent, dated December 20, 1996 (27)                           *

11.1       Calculation of Primary Earnings Per Share (28)

11.2       Calculation of Fully Diluted Earnings Per Share (28)

27.1       Financial Data Schedule (28)

_____________
*     incorporated by reference from a previously filed document
**    denotes management contract or compensatory plan or arrangement

1) Incorporated by reference to Exhibit 3.1 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

2) Incorporated by reference to Exhibit "A" filed with National Education Corporation's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held May 29, 1996, filed April 15, 1996.

3) Incorporated by reference to Exhibit 10 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

4) Incorporated by reference to Exhibit 10.1 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, filed March 22, 1993.

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

8) Incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to National Education Corporation's Registration Statement on Form S-3 (No. 33-5552), filed May 16, 1986.

                   NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


9) Incorporated by reference to Exhibit 4 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

10) Incorporated by reference to Exhibit 10.17 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

11) Incorporated by reference to Exhibit 10.18 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, filed April 1, 1992.

12) Incorporated by reference to Exhibit 10.21 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

13) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, (No. 33-62334), filed June 17, 1993.

14) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994.

15) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 1 to Steck-Vaughn Publishing Corporation's Registration Statement on Form S-1, (No. 33-62334), filed June 17, 1993.

16) Incorporated by reference to Exhibit 10.12 filed with Steck-Vaughn Publishing Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 29, 1995.

17) Incorporated by reference to Exhibit 10.22 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

18) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

19) Incorporated by reference to Exhibit 10.24 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, filed March 19, 1996.

20) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1996, filed May 8, 1996.

21) Incorporated by reference to Exhibit 10.28 filed with National Education Corporation's Quarterly Report on Form 10-Q for the first quarter ended June 30, 1996, filed August 7, 1996.

22) Incorporated by reference to Exhibit 10.23 filed with National Education Corporation's Quarterly Report on Form 10-Q for the first quarter ended September 30, 1995, filed November 9, 1995.

                 NATIONAL EDUCATION CORPORATION AND SUBSIDIARIES


23) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1995, filed July 26, 1996.

24) Incorporated by reference to Exhibit 10.26 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.

25) Incorporated by reference to Exhibit 10.27 filed with National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 8, 1996.

26) Incorporated by reference to Exhibit 2.1 filed with National Education Corporation's Current Report on Form 8-K, filed March 19, 1997.

27) Incorporated by reference to Exhibit 10.24 filed with National Education Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 27, 1997.

28)   Filed herewith.

